Form 10-Q
period 2002-06-27
REGAL CINEMAS CORP
filed 2002-08-26
CIK 1172371

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2002

Commission file number: 333-87930

Regal Cinemas Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	02-0624987
(State or Other Jurisdiction of Incorporation or Organization)	(Internal Revenue Service Employer Identification Number)
7132 Regal Lane Knoxville, Tennessee	37918
(Address of Principal Executive Offices)	(Zip code)

Registrant's Telephone Number, Including Area Code: 865/922-1123

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐     No ☒

Common Stock—7,500,000 shares outstanding at August 26, 2002

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Regal Cinemas Corporation

Unaudited Condensed Consolidated Balance Sheets

(In millions, except share data)

	Reorganized Company as of June 27, 2002	Predecessor Company as of December 27, 2001
ASSETS
Current assets:
Cash and equivalents	$120.7	$237.7
Restricted cash	21.0	—
Trade and other receivables	4.2	6.2
Inventories	4.7	3.3
Prepaid and other current assets	25.6	13.7
Assets held for sale	5.3	5.3
Deferred tax asset	1.0	—

Total current assets	182.5	266.2
Property and equipment:
Land	108.6	80.6
Buildings and leasehold improvements	968.8	1,014.3
Equipment	425.1	427.1
Construction in progress	3.8	1.8

	1,506.3	1,523.8
Accumulated depreciation and amortization	(53.6)	(297.3)

Total property and equipment, net	1,452.7	1,226.5
Goodwill and other intangible assets	100.0	336.2
Other assets	38.1	41.5

Total assets	$1,773.3	$1,870.4

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$15.8	$2.2
Accounts payable	83.3	40.2
Accrued expenses	99.6	42.6
Current portion of deferred tax liability	0.6	—
Bankruptcy related liabilities and claims	48.1	—
Liabilities subject to compromise	—	183.9

Total current liabilities	247.4	268.9
Long-term debt, less current maturities	606.1	3.2
Capital leases, less current maturities	1.5	1.5
Lease financing arrangements	97.0	97.8
Deferred tax liability	66.3	—
Other liabilities	34.0	23.6
Liabilities subject to compromise	—	1,899.3

Total liabilities	1,052.3	2,294.3

Shareholders' equity (deficit):
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.001 par value; 25,000,000 shares authorized; 7,500,000 issued and outstanding at June 27, 2002	—	196.5
Additional paid-in capital	698.0	—
Loans to shareholders	—	(3.1)
Retained earnings (deficit)	23.0	(617.3)

Total shareholders' equity (deficit)	721.0	(423.9)

Total liabilities and shareholders' equity (deficit)	$1,773.3	$1,870.4

See accompanying notes to unaudited condensed consolidated financial statements

Regal Cinemas Corporation

Unaudited Condensed Consolidated Statements of Operations

(In millions)

	Reorganized Company		Predecessor Company
	Quarter ended June 27, 2002	Twenty-two weeks ended June 27, 2002	Four weeks ended January 24, 2002	Quarter ended June 28, 2001	Two Quarters ended June 28, 2001
Revenues:
Admissions	$301.0	$478.9	$75.1	$199.3	$400.0
Concessions	125.9	196.7	29.5	82.6	158.6
Other	14.6	22.6	3.7	10.4	20.8

Total net revenues	441.5	698.2	108.3	292.3	579.4
Operating expenses:
Film rental and advertising costs	171.4	261.8	38.1	111.6	211.6
Cost of concessions	18.1	28.4	4.3	12.1	23.3
Theatre operating expenses	133.1	221.6	34.6	114.6	232.4
General and administrative expenses	12.4	22.4	2.6	8.3	15.4
Merger and restructuring expenses	3.5	8.7	—	5.4	8.0
Depreciation and amortization	26.6	43.9	6.4	23.3	46.7
Theatre closing costs and loss (gain) on disposal of operating assets	(0.1)	(0.6)	0.1	(3.1)	29.4
Loss on impairment of assets	—	—	0.5	15.3	52.3

Total operating expenses	365.0	586.2	86.6	287.5	619.1

Operating income (loss)	76.5	112.0	21.7	4.8	(39.7)
Other income (expense):
Interest expense	(15.4)	(25.0)	(8.5)	(49.8)	(99.6)
Interest income	—	0.3	—	1.0	2.6

Income (loss) before reorganization items, income taxes, and extraordinary item	61.1	87.3	13.2	(44.0)	(136.7)
Reorganization items	—	—	(254.3)	—	—

Income (loss) before income taxes and extraordinary item	61.1	87.3	(241.1)	(44.0)	(136.7)
Provision for income taxes	(25.6)	(35.8)	—	—	—

Income (loss) before extraordinary item	35.5	51.5	(241.1)	(44.0)	(136.7)
Extraordinary item:
Gain (loss) on extinguishment of debt	(1.3)	(0.3)	661.9	15.0	15.0

Net income (loss)	34.2	51.2	420.8	(29.0)	(121.7)

See accompanying notes to unaudited condensed consolidated financial statements

Regal Cinemas Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

(In millions)

	Reorganized Company	Predecessor Company
			Two Quarters ended June 28, 2001
	Twenty-two weeks ended June 27, 2002	Four weeks ended January 24, 2002
Cash Flows from operating activities:
Net income (loss)	$51.2	$420.8	$(121.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43.9	6.4	46.7
Provision for deferred income taxes	32.5	—	—
Writeoff of shareholder loans	—	3.1	—
Loss on impairment of assets	—	0.5	52.3
(Gain) Loss on disposal of operating assets	(0.6)	—	10.6
Theater closing costs	—	—	18.8
Extraordinary (gain) loss on extinguishment of debt	0.3	(661.9)	(15.0)
Reorganization items	—	254.3	—
Changes in operating assets and liabilities:
Accounts receivable	(1.6)	2.6	0.9
Inventories	(0.3)	—	1.8
Prepaids and other assets	(9.6)	(1.8)	(8.9)
Accounts payable	14.2	7.1	(10.1)
Accrued expenses and other liabilities	13.4	(80.9)	54.4

Net cash provided by (used in) operating activities	143.4	(49.8)	29.8
Cash flows from investing activities
Capital expenditures	(16.5)	(2.0)	(13.7)
Proceeds from sale of fixed assets	1.8	—	4.9
Decrease in restricted cash and other	7.8	0.4	2.4

Net cash used in investing activities	(6.9)	(1.6)	(6.4)
Cash flows from financing activities:
Proceeds from new senior credit facility	—	270.0	—
Payments on new senior credit facility	(3.4)
Proceeds from new senior subordinated notes	155.3	200.0	—
Payment of debt financing costs	(5.3)	(15.9)	—
Cash of Edwards at contribution date	44.9	—	—
Excess purchase price retained by parent	(34.5)	—	—
Cash used to redeem Edwards preferred stock	(75.3)	—	—
Cash used to redeem Edwards senior subordinated notes	(11.3)	—	—
Cash used to payoff Edwards term loan	(180.0)	—	—
Payment of bankruptcy claims and liabilities	(72.0)
Payment of old senior credit facility	—	(274.5)	—
Payment of old senior subordinated notes	—	(160.0)	—
Payment of old equipment financing	—	(17.7)	—
Other debt and capital lease activity	(0.9)	(0.2)	(1.7)

Net cash provided by (used in) financing activities	(182.5)	1.7	(1.7)
Cash used in reorganization	—	(21.3)	—
Net increase in cash and cash equivalents	(46.0)	(71.0)	21.7
Cash and cash equivalents, beginning of period	166.7	237.7	118.8

Cash and cash equivalents, end of period	$120.7	$166.7	$140.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	1.6	203.0	82.0
Cash paid for interest	3.5	—	0.2
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Exchange of Regal Cinemas, Inc. senior term debt for common stock	—	725.4	—
Capitalization of lease financing arrangements	—	—	7.1
Exchange of minorities shares in Regal Cinemas for Regal Entertainment Group	44.1	—	—
Parent's basis in Edwards acquired by Regal Cinemas, Inc.	84.2	—	—

See accompanying notes to unaudited condensed consolidated financial statements

REGAL CINEMAS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2002

1.    THE COMPANY AND BASIS OF PRESENTATION

        Regal Cinemas Corporation and its wholly owned subsidiaries (collectively, the "Company" or "Regal Cinemas"), including Regal Cinemas, Inc. and its subsidiaries ("RCI") and Edwards Theatres, Inc. and its subsidiaries ("Edwards"), operate multi-screen motion picture theatres principally throughout the eastern and northwestern United States. As described in Note 3—"Acquisition of Edwards Theatres, Inc.," RCI acquired all of the outstanding capital stock of Edwards on April 17, 2002. Unless otherwise noted, the "Company" or "Regal Cinemas" refers to Regal Cinemas Corporation and its subsidiaries on a consolidated basis, which includes RCI and Edwards as of January 24, 2002, the deemed date at which The Anschutz Corporation and its subsidiaries ("Anschutz") initially held common control in both RCI and Edwards. The Company formally operates on a 52 week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years results in a 53 week fiscal year.

        On October 11, 2001, RCI filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Tennessee (the "Bankruptcy Court") under case numbers 301-11305 through 301-11320 (the "Chapter 11 Case") seeking court supervision of RCI's restructuring efforts. Pursuant to the plan of reorganization (the "Plan"), holders of its then existing senior credit facilities agreed to exchange approximately $725 million of their pre-petition claims for 100% of RCI's newly-issued common stock. Other principal terms of the Plan included:

  •
  cash payment in full of principal and accrued and unpaid interest existing under RCI's then existing senior credit facility for certain holders;

  •
  cash payment in full of all other secured claims, relating primarily to RCI's equipment financing facility;

  •
  satisfaction and retirement of RCI's outstanding subordinated debt by a cash payment equal to approximately 20% of the claims amount; and

  •
  distributions to the holders of general unsecured claims of 100% of such holder's allowed claim.

        On December 7, 2001, the Bankruptcy Court confirmed the Plan and as a result, RCI commenced appropriate actions to consummate the Plan and emerged from bankruptcy on January 29, 2002 with Anschutz acquiring a controlling equity interest. Also on January 29, 2002, RCI became a wholly owned subsidiary of Regal Cinemas when Anschutz and the other shareholders of RCI exchanged their common stock of RCI for 7,500,000 shares of Regal Cinemas.

        The Company was formed for the primary purpose of becoming a borrower under the senior credit facilities and the issuer of the $200 million of 9 3/8% senior subordinated notes due 2012 issued upon RCI's emergence from bankruptcy. Approximately $1.8 billion of RCI's long-term debt plus approximately $196 million of accrued and unpaid interest was discharged under the terms of the Plan in exchange for total payments of approximately $575.3 million. Such liabilities were classified as a component of "liabilities subject to compromise" on the accompanying December 27, 2001 historical debtors-in-possession balance sheet. The Company funded these payments through 1) cash on hand of RCI, 2) a term loan ($270 million) borrowed under new senior credit facilities, and 3) the issuance of $200 million of new 9 3/8% senior subordinated notes due 2012.

        The financial statements of the Company after RCI's emergence from bankruptcy reflect the predecessor cost basis of Anschutz and the reorganization value attributable to the common stock owned by the other RCI stockholders. The Company's 2002 financial statements include information reflecting the four week period ended January 24, 2002 (pre-reorganization) and the quarter and twenty-two week period ended June 27, 2002 (post-reorganization), which includes the results of operations of Edwards from January 24, 2002 (see Note 3—"Acquisition of Edwards Theatres, Inc."). As a result, the Company's post-reorganization financial statements have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. For financial reporting purposes, the inception date of the Reorganized Company (as defined below) is deemed to have occurred on January 24, 2002. As such, operating results and financial position for periods subsequent to January 24, 2002 are herein referred to as the "Reorganized Company" and for all periods ending on or prior to January 24, 2002 as the "Predecessor Company". See Note 4—"Reorganization" for a summary of the Company's reorganization adjustments.

        The consolidated balance sheet as of December 27, 2001 has been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of RCI. Accordingly, the accompanying consolidated balance sheet as of December 27, 2001 does not reflect the effects of the reorganization of RCI through the Chapter 11 Case and represents RCI's financial position and capital structure existing before the effective date of the Plan. Accordingly, consolidated financial statements for 2001 presented herein should be read with the understanding that the reorganization significantly altered the historical capital structure reflected in the accompanying balance sheet as of December 27, 2001.

        The Company, without audit, has prepared the condensed consolidated balance sheet as of June 27, 2002, the condensed consolidated statements of operations for the quarter and twenty-two weeks ended June 27, 2002, the four weeks ended January 24, 2002 and the quarter and two quarters ended June 28, 2001 and the condensed consolidated statements of cash flows for the twenty-two weeks ended June 27, 2002, the four weeks ended January 24, 2002 and the two quarters ended June 28, 2001 in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an audited annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 27, 2001 information is derived from the audited December 27, 2001 consolidated financial statements of RCI included in Regal Cinemas' Registration Statement on Form S-4, as amended (File No. 333-87930), filed with the Securities and Exchange Commission on July 9, 2002. Users should read the unaudited condensed consolidated financial statements included herein in conjunction with the consolidated financial statements and notes thereto included in RCI's audited financial statements. The results of operations for the quarter ended June 27, 2002 are not necessarily indicative of the operating results for the full year.

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2.    FORMATION OF REGAL ENTERTAINMENT GROUP

Exchange Transaction

        On March 8, 2002, the holders of 100% of the capital stock of Regal Cinemas entered into an agreement to exchange their stock for shares of stock in Regal Entertainment Group ("REG"). REG is an entity controlled by Anschutz, which was the controlling stockholder of Regal Cinemas prior to the exchange transaction. REG also agreed to exchange its stock for stock representing approximately 90% of United Artists Theatre Company ("United Aritsts") and 100% of Edwards and Regal CineMedia Corporation ("Regal CineMedia"), each of which were also commonly controlled by Anschutz prior to the exchange transaction.

        On April 12, 2002, through a series of transactions, REG issued (1) 70,538,017 shares of Class B common stock to Anschutz in exchange for its controlling equity interests in Regal Cinemas, United Artists, Edwards and Regal CineMedia, (2) 14,052,320 shares of Class B common stock to OCM Principal Opportunities Fund II, L.P. and its subsidiaries ("Oaktree's Principal Activities Group") in exchange for its contribution of capital stock of Regal Cinemas and Edwards and (3) 27,493,575 shares of Class A common stock to the other stockholders of Regal Cinemas, United Artists, Edwards and Regal CineMedia party to an exchange agreement in exchange for their capital stock of Regal Cinemas, United Artists, Edwards and Regal CineMedia.

        Upon the closing of the exchange, the holders of outstanding options of United Artists and Regal Cinemas received replacement options to purchase 8,832,147 shares of Class A common stock at prices ranging from $4.44 to $12.87 per share. REG also granted to holders of United Artists warrants in exchange for their contribution to REG of outstanding warrants to purchase 3,750,000 shares of United Artists' common stock, warrants to purchase 3,928,185 shares of Class B common stock at $8.88 per share and warrants to purchase 296,129 shares of Class A common stock at $8.88 per share.

        Following the exchange transaction, Anschutz transferred beneficial ownership of 1,455,183 shares of Class B common stock to Oaktree's Principal Activities Group. In addition, Anschutz purchased an additional 697,620 shares of Class B common stock in May 2002. As a result, Anschutz owns 81.8% of REG's outstanding Class B common stock, representing approximately 77.5% of the combined voting power of REG's outstanding common stock and has the ability to direct the election of members of REG's board of directors and to determine the outcome of other matters submitted to the vote of REG's stockholders. Because Anschutz controls REG, the Company's parent and sole stockholder, Anschutz has the ability to control the Company.

Initial Public Offering of Regal Entertainment Group

        In May 2002, REG issued 18.0 million shares of its Class A common stock in an initial public offering. The initial public offering was effected through a Registration Statement on Form S-1 (File No. 333-84096) that was declared effective by the Securities and Exchange Commission on May 8, 2002. All 18.0 million shares were sold at an initial public offering price of $19.00 per share, for an aggregate offering price of $342 million, through a syndicate of underwriters managed by Credit Suisse First Boston Corporation, Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Salomon Smith Barney Inc.

3.    ACQUISITION OF EDWARDS

        On April 17, 2002, RCI acquired all of the outstanding capital stock of Edwards from Regal Entertainment Holdings, Inc. ("REH"), a wholly owned subsidiary of REG, for an aggregate purchase price of approximately $272.5 million, of which $238.0 million was contributed to Edwards. As a result of RCI being under common control with Edwards, the transaction was accounted for as a contribution of Edwards to RCI by REH, at REG's historical cost basis of Edwards, in a manner similar to a pooling of interests. Accordingly, the unaudited condensed consolidated statements of operations for the quarter and twenty-two weeks ended June 27, 2002 presented herein, reflect the results of operations of Edwards from January 24, 2002, the deemed date at which Anschutz initially held common control in both RCI and Edwards.

        In connection with the acquisition of Edwards, Regal Cinemas issued $150 million principal amount of 9 3/8% senior subordinated notes due 2012 under the indenture pursuant to which Regal Cinemas sold in January 2002, $200 million principal amount of 9 3/8% senior subordinated notes due 2012. See Note 5—"Long Term Obligations". The proceeds of the notes issued on April 17, 2002, together with cash on hand at RCI and Edwards, were used to repay approximately $180.7 million of senior bank debt, including accrued interest of Edwards, to redeem approximately $12.0 million of Edwards Subordinated Notes (as defined below), including accrued interest primarily held by Anschutz and Oaktree's Principal Activities Group, and to redeem approximately $75.4 million of redeemable preferred stock of Edwards held by Anschutz, Oaktree's Principal Activities Group, Ms. Carole Ann Ruoff and Ms. Joan Edwards Randolph, both former stockholders of Edwards, and from Edwards Affiliated Holdings, LLC, a company controlled by Mr. W. James Edwards, another former stockholder of Edwards. The difference between the carrying amount and redemption price of the redeemable preferred stock of $28.2 million was recorded as a charge to equity. In addition, the Company recorded an extraordinary loss of approximately $1.3 million, net of related tax, as a result of the early redemption of the Edwards Subordinated Notes. In connection with the repayment of the indebtedness and the redemption of the Edwards Subordinated Notes and redeemable preferred stock of Edwards, Edwards became a wholly owned subsidiary of RCI.

4.    REORGANIZATION

        In connection with the emergence from bankruptcy and acquisition of a controlling equity interest by Anschutz, the Company made certain adjustments in accordance with SOP 90-7 to reflect RCI's emergence from bankruptcy and simultaneously allocated Anschutz's predecessor cost basis to the Company's remaining assets and liabilities. The most significant of these adjustments related to the discharge of certain RCI debt obligations and certain other liabilities subject to compromise, the issuance of RCI's new senior credit facilities and senior subordinated notes, and basis adjustments to certain assets and liabilities to reflect the combined historical cost basis of Anschutz. Such adjustments will have a significant effect on the Company's future statements of operations.

        The effects of the reorganization and purchase accounting adjustments on the Company's balance sheet as of January 24, 2002 are as follows (in millions):

	Predecessor Company January 24, 2002	Discharge of Debt(a)	Purchase Accounting and Reorganization Adjustments(b)	Reorganized Company January 24, 2002
ASSETS
Current assets:
Cash and equivalents	$286.7	$(120.0)	$—	$166.7
Accounts receivable	1.3	—	—	1.3
Construction receivables	1.8	—	—	1.8
Inventories	3.3	—	—	3.3
Prepaid and other current assets	16.0	—	(0.4)	15.6
Assets held for sale	5.9	—	(0.6)	5.3

Total current assets	315.0	(120.0)	(1.0)	194.0

Property and equipment:
Land	80.4	—	6.5	86.9
Buildings and leasehold improvements	1,014.1	—	(249.3)	764.8
Equipment	427.1	—	(102.8)	324.3
Construction in progress	3.5	—	—	3.5

Total property and equipment	1,525.1	—	(345.6)	1,179.5
Accumulated depreciation and amortization	(303.5)	—	303.5	—

Total property and equipment, net	1,221.6	—	(42.1)	1,179.5
Goodwill	336.2	—	(335.1)	1.0
Other assets	41.0	(12.8)	—	28.2

Total assets	$1,913.8	$(132.8)	$(378.3)	$1,402.7

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	2.2	13.5	—	15.7
Accounts payable	47.3	—	—	47.3
Accrued expenses	72.1	(2.9)	(0.1)	69.1
Deferred income tax liability	—	0.6	—	0.6

Total current liabilities	121.6	11.2	(0.1)	132.7

Long-term debt, less current maturities	3.2	456.5	—	459.7
Capital leases, less current maturities	1.5	—	—	1.5
Lease financing arrangements	97.7	—	—	97.7
Other liabilities	23.9	(1.9)	(21.7)	0.3
Deferred income tax liability	—	33.7	—	33.7
Liabilities subject to compromise	2,094.3	(2,019.7)	—	74.6

Total liabilities	2,342.2	(1,520.2)	(21.8)	800.2

Shareholders' equity (deficit):
Common stock	196.5	725.4	(921.9)	—
Additional paid-in capital	—	—	602.5	602.5
Loans to shareholders	—	—	—	—
Retained deficit	(624.9)	661.9	(37.1)	—

Total shareholders' equity (deficit)	(428.4)	1,387.4	(356.5)	602.5

Total liabilities and shareholders' equity (deficit)	$1,913.8	$(132.8)	$(378.3)	$1,402.7

a.
To record the Predecessor Company's debt discharge and the issuance of the Reorganized Company's debt under the senior credit facilities and senior subordinated notes.

b.
To record the elimination of the Predecessor Company's old equity and related accounts and to record the adjustments that reflects the assets and liabilities at Anschutz's predecessor cost basis and at reorganization value for other shareholders.

5.    LONG-TERM OBLIGATIONS

        As a result of RCI's plan of reorganization having been declared effective on January 29, 2002, substantially all of the debt existing prior to that date was replaced by the Company's new senior credit facilities and senior subordinated notes. Long-term obligations at June 27, 2002 and December 27, 2001, consist of the following (in millions):

	Reorganized Company June 27, 2002	Predecessor Company December 27, 2001
Regal Cinemas Senior Credit Facility	$266.6	$—
Regal Cinemas 9 3/8% Senior Subordinated Notes	350.0	—
9 1/2% Senior subordinated notes due June 1, 2008:	—	600.0
8 7/8% Senior subordinated debentures due December 15, 2010	—	200.0
Term Loans	—	505.0
Revolving credit facility	—	495.0
Equipment financing note payable, payable in varying quarterly installments through April 1, 2005	—	17.7
Capital lease obligations, 7.9%, maturing in 2009	1.5	1.6
Lease financing arrangements, 11.5%, maturing in various installments through 2021	98.7	99.4
Other	3.6	3.8

	720.4	1,922.5
Less current maturities	(15.8)	(2.2)
Less amounts subject to compromise	—	(1,817.8)

Total long-term obligations	$704.6	$102.5

        Regal Cinemas Senior Credit Facility—Regal Cinemas entered into a senior credit agreement with several financial institutions including Lehman Brothers Inc., Credit Suisse First Boston Corporation, General Electric Capital Corporation and Lehman Commercial Paper Inc. on January 29, 2002. Under the credit agreement, the lenders advanced Regal Cinemas $270.0 million through a senior secured term loan and have made available, subject to the satisfaction of conditions customary for extensions of credit of this type, an additional $100.0 million through a senior secured revolving credit facility. The term loan will amortize at a rate of 5% per annum for the first five years, with the remaining 75% due on January 29, 2008. The revolving credit facility became available on January 29, 2002 and will be available until January 29, 2007. Regal Cinemas also maintains a letter of credit for $15 million related to the general unsecured claims as of June 27, 2002, which thereby reduces the availability under its senior secured revolving credit facility. At June 27, 2002, there were no amounts outstanding on the revolving credit facility.

        Prior to the amendment to the credit agreement described below, the borrowings under the senior secured term loan bore interest, at Regal Cinemas' option, at either the base rate or Eurodollar rate plus, in each case, an applicable margin. The applicable margin for loans under the revolving credit facility was subject to adjustment based upon the consolidated total leverage ratio of Regal Cinemas. The base rate is a fluctuating interest rate equal to the higher of (a) the British Banking Association's prime rate or (b) the Federal Funds Effective Rate plus 0.5%. At June 27, 2002, interest on the senior credit facility was 5.5%.

        Regal Cinemas may prepay borrowings under the credit agreement in whole or in part, in minimum amounts and subject to other conditions set forth in the credit agreement. Prior to the amendment to the credit agreement described below, Regal Cinemas was required to make mandatory prepayments to the lenders from the net cash proceeds from asset sales in particular circumstances specified in the credit agreement; up to 50% of their excess cash flow; and the net cash proceeds from new debt or equity issuances in particular circumstances specified in the credit agreement.

        Regal Cinemas' obligations are secured by, among other things, the capital stock of most of the subsidiaries of Regal Cinemas, mortgages on most of the properties of Regal Cinemas and a security interest in substantially all of the assets of RCI.

        The credit agreement includes various financial covenants such as consolidated debt to EBITDA ratios and capital expenditure limitations. The credit agreement also contains customary covenants, including limitations on Regal Cinemas' ability to incur debt, and events of default, including a change of control, as defined in the credit agreement. The credit agreement also limits Regal Cinemas' ability to pay dividends, to make advances and otherwise to engage in intercompany transactions.

        Regal Cinemas amended its existing senior credit agreement on August 12, 2002 to increase the amount available for borrowing under the senior secured revolving credit facility from $100 million to $145 million, to decrease the amount of the senior secured term loan from $270 million to $225 million, to reduce the rate of interest on the senior secured term loan, to eliminate mandatory prepayment requirements in connection with equity offerings and from excess cash flow and to amend certain covenants.

        Regal Cinemas Senior Subordinated Notes—On January 29, 2002, Regal Cinemas issued $200.0 million aggregate principal amount of 9 3/8% senior subordinated notes due 2012. Interest on the notes is payable semi-annually on February 1 and August 1 of each year, and the notes mature on February 1, 2012. The notes are jointly and severally, fully and unconditionally guaranteed by all of Regal Cinemas' existing wholly owned subsidiaries and are unsecured, ranking behind Regal Cinemas' obligations under its senior credit facility and any future senior indebtedness.

        Regal Cinemas has the option to redeem the notes, in whole or in part, at any time on or after February 1, 2007 at redemption prices declining from 104.688% of their principal amount on February 1, 2007 to 100% of their principal amount on or after February 1, 2010, plus accrued interest. At any time on or prior to February 1, 2005, Regal Cinemas may also redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 109.375% of their principal amount, plus accrued interest, within 90 days of an underwritten public offering of common stock of Regal Cinemas or of a future underwritten public offering of Regal Cinemas' common stock, the proceeds of which are used as a contribution to the equity of Regal Cinemas. Upon a change of control, as defined in the indenture pursuant to which the notes were issued, Regal Cinemas is required to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued interest. In addition, the indenture limits Regal Cinemas' and its subsidiaries' ability to, among other things, incur additional indebtedness and pay dividends on or repurchase capital stock.

        As described in Note 3—"Acquisition of Edwards Theatres, Inc.," on April 17, 2002, Regal Cinemas sold $150 million principal amount of 9 3/8% senior subordinated notes due 2012, which were issued under the indenture pursuant to which Regal Cinemas sold the $200 million principal amount of 9 3/8% senior subordinated notes due 2012 in January 2002.

        In May 2002, Regal Cinemas filed a registration statement under the Securities Act of 1933 pursuant to a registration rights agreement entered into in connection with the 9 3/8% senior subordinated notes offerings. Under the registration rights agreement, the Company was required to register for exchange under the Securities Act of 1933 identical 9 3/8% senior subordinated notes due 2012 to replace the outstanding 9 3/8% senior subordinated notes due 2012, which were issued in January and April 2002 without registration under the Securities Act of 1933 pursuant to exemptions from registration available thereunder. The Securities and Exchange Commission declared the registration statement relating to the exchange offer effective on July 10, 2002, and the exchange of the registered 9 3/8% senior subordinated notes due 2012 for the unregistered 9 3/8% senior subordinated notes due 2012 was consummated on August 14, 2002. Regal Cinemas did not receive any proceeds from the exchange offer transaction.

        Each subsidiary guarantor of Regal Cinemas' Senior Subordinated Notes is exempt from reporting under the Securities Exchange Act of 1934 pursuant to Rule 12h-5 under the Exchange Act, as Regal Cinemas has no independent assets or operations, the guarantees of Regal Cinemas' subsidiary guarantors are full and unconditional and joint and several, and any subsidiaries of Regal Cinemas other than the subsidiary guarantors are, individually and in the aggregate, minor. There are no significant restrictions on Regal Cinemas' ability or any subsidiary guarantor to obtain funds from its subsidiaries.

        Lease Financing Arrangements—These obligations primarily represent capitalized lease obligations resulting primarily from the requirements of Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, released in fiscal 1998.

        Interest Rate Swaps—In September 1998, RCI entered into interest rate swap agreements for five-year terms to hedge a portion of its senior credit facilities variable interest rate risk. In September 2000, RCI monetized the value of these agreements for approximately $8.6 million. Prior to its emergence from bankruptcy, RCI had deferred the gain realized from the sale and was amortizing the gain as a credit to interest expense over the remaining original term of these swaps (through September 2003). Upon emergence from bankruptcy, the related unamortized deferred gain of $3.9 million was eliminated.

        Liabilities Subject to Compromise—See Note 6—"Bankruptcy Related Claims" for bankruptcy-related adjustments to amounts reported as "liabilities subject to compromise" at December 27, 2001.

6.    BANKRUPTCY RELATED CLAIMS

        The filing of the Chapter 11 Case by RCI automatically stayed actions by creditors and other parties of interest to recover any claim that arose prior to the commencement of the cases. In accordance with SOP 90-7, the following table sets forth the liabilities of the Company subject to compromise as of December 27, 2001 (in millions):

Debt:
Senior subordinated notes and debentures	$800.0
Senior credit facilities	1,000.0
Equipment financing note	17.7
Other	0.1

1,817.8
Other:
Trade accounts payable and other	32.4
Reserve for lease termination and related costs	37.1
Accrued interest	195.9

Total liabilities subject to compromise	2,083.2
Amounts to be settled using current assets	(183.9)

Balance subject to compromise	$1,899.3

        RCI emerged from bankruptcy on January 29, 2002 in accordance with the Plan confirmed by the Bankruptcy Court on December 7, 2001. Approximately $1.817 billion of long-term debt plus $195.9 million of accrued and unpaid interest included was discharged under the terms of the Plan in exchange for total payments of approximately $575.3 million. Regal Cinemas funded these payments through 1) cash on hand, 2) a term loan ($270 million) borrowed under new senior credit facilities, and 3) the issuance of new senior subordinated notes ($200 million). See Note 5—"Long-Term Obligations" for further description of these debt facilities. The discharge of such obligations subject to compromise for less than their recorded amounts resulted in an extraordinary gain of $661.9 million for the four week period ended January 24, 2002.

        On August 23, 2000, Edwards filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California (the "California Bankruptcy Court"). On May 24, 2001, Edwards filed a plan of reorganization and related disclosure statement, as subsequently amended on July 23, 2001 (the "Edwards Plan"). On September 24, 2001, the California Bankruptcy Court confirmed the Edwards Plan. On September 29, 2001, all conditions required for the effectiveness of the Edwards Plan were met, and the Edwards Plan became effective. Pursuant to the Edwards Plan, Anschutz and Oaktree's Principal Activities Group agreed to exchange approximately $14.6 million of their pre-petition secured claims and cash of $41.4 million for $56.0 million in Edwards' Series A preferred stock and 51% of Edwards' newly-issued common stock and $10.0 million of senior secured debt for $10.0 million of senior unsecured subordinated notes (the "Edwards Subordinated Notes").

        The Edwards Plan also provided that Edwards' senior secured lenders receive a pay-down of $9.5 million of principal and all pre-petition and post-petition accrued and unpaid interest at the applicable non-default rate. In connection with the Edwards Plan, the Edwards Subordinated Notes were issued and the existing secured lenders established a $180.0 million restructured term loan. General unsecured creditors were entitled to receive, at their option, either a cash distribution equal to 90% of the holder's allowed claim or an unsecured seven year note equal to 100% of the allowed claim. The seven year notes provide for semi-annual interest payments, in arrears, beginning on the six-month anniversary of the effective date at a rate of 9% per annum, compounded annually. The notes also require semi-annual principal reduction payments beginning on the six-month anniversary of the Edwards Effective Date.

        RCI and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At June 27, 2002, approximately $48.1 million of remaining claims related to RCI's and Edwards' bankruptcy proceedings are recorded in the Company's unaudited condensed consolidated balance sheet as "Bankruptcy Claims and Liabilities".

7.    INCOME TAXES

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        No benefit for income taxes was recorded for the quarter ended June 28, 2001 because the Company recorded an offsetting valuation allowance against the resulting deferred tax asset, as it was more likely than not that such deferred tax assets would not be realized. Accordingly, the effective tax rate for 2001 is 0%. The provision for income taxes of $25.6 million for the quarter ended June 27, 2002 reflects an effective tax rate of approximately 41.9%.

8.    CONTINGENCIES

        RCI and Edwards are defendants in a number of claims arising from their decision to file voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and to close theatre locations or to cease construction of theatres on sites for which such entities had contractual obligations to lease such property. RCI and Edwards are also presently involved in various legal proceedings arising in the ordinary course of their business operations, including personal injury claims, employment matters and contractual disputes. Upon the filing of the petitions, each of the entity's applicable Bankruptcy Courts imposed a stay applicable to such entities, of, among other things, the commencement or continuation of judicial, administrative, or other actions or proceedings against RCI and Edwards that were or could have been commenced before the bankruptcy petitions. The Company is also presently involved in various legal proceedings arising in the ordinary course of its business operations, including personal injury claims, employment matters and other contractual disputes. The Company believes it has adequately provided for the settlement of such matters. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

9.    RELATED PARTY TRANSACTIONS

Edwards Bankruptcy Claims

        Under the Edwards Plan, Anschutz and Oaktree's Principal Activities Group have agreed to contribute to Edwards $0.90 for each $1.00 of allowed general unsecured claims in excess of $55.0 million, up to $13.5 million. For each $900 contributed, Anschutz and Oaktree's Principal Activities Group will receive $1,044, up to a maximum of $15,663,333, from Ms. Ruoff, Ms. Randolph and Edwards Affiliated Holdings, LLC, all former stockholders of Edwards. REG will also acquire up to 331,451 shares of its Class A common stock from Edwards Affiliated Holdings, LLC, based on the dollar amount contributed by Anschutz and Oaktree's Principal Activities Group. Anschutz and Oaktree's Principal Activities Group will, in turn, receive the same number of shares from REG, and will also receive from Ms. Ruoff and Ms. Randolph an aggregate of up to $7,384,469 in cash, in each instance based on the amount contributed and allocated between Anschutz and Oaktree's Principal Activities Group in relation to their respective contributions.

        In addition, Anschutz and Oaktree's Principal Activities Group will contribute to Edwards $0.90 for each $1.00 of allowed general unsecured claims in excess of $70.0 million. In exchange for these contributions, REG will acquire up to 1,383,461 shares of its Class A common stock from Edwards Affiliated Holdings, LLC based on the amount contributed by Anschutz and Oaktree's Principal Activities Group. Anschutz and Oaktree's Principal Activities Group will, in turn, receive the same number of shares from REG, and will also receive from Ms. Ruoff and Ms. Randolph up to an aggregate of $5,935,531 in cash, in each instance based on the amount contributed and allocated between Anschutz and Oaktree's Principal Activities Group in relation to their respective contributions.

Redemption of Edwards' Series A Preferred Stock and Series B Preferred Stock

        In connection with the formation of REG, Edwards issued 135,000 shares of its Class A common stock to the holders of Edwards' Series A preferred stock and 115,000 shares of its Class B common stock to the holders of Edwards' Series B preferred stock in consideration for the elimination of voting rights on such preferred stock.

        On April 17, 2002, Regal Cinemas used a portion of the proceeds from the 9 3/8% senior subordinated notes issued on April 17, 2002 to cause Edwards to redeem its Series A and Series B preferred stock. Anschutz received $47.8 million and Oaktree's Principal Activities Group received $11.9 million in the redemption of Edwards' Series A preferred stock held by them. Edwards Affiliated

Holdings, LLC, Ms. Ruoff and Ms. Randolph received an aggregate of $15.7 million in the redemption of the Edwards' Series B preferred stock held by them.

Payment of Edwards' Subordinated Notes

        On April 17, 2002, Regal Cinemas used a portion of the proceeds from the 9 3/8% senior subordinated notes issued on April 17, 2002 to cause Edwards to redeem from Anschutz approximately $9.6 million and from Oaktree's Principal Activities Group approximately $2.4 million owed on the Edwards Subordinated Notes issued by Edwards to Anschutz and Oaktree's Principal Activities Group.

Guaranties of Certain Edwards' Lease Obligations

        On March 8, 2002, Anschutz entered into a Guaranty for the benefit of Starwood Wasserman Fresno LLC pursuant to which Anschutz unconditionally and irrevocably agreed to guaranty the full and timely payment and performance of all of the duties, obligations and covenants of Edwards under Edwards' December 27, 1999 lease with Starwood Wasserman Fresno LLC. The lease relates to property located in Fresno, California on which Edwards operates a theatre. Pursuant to the Guaranty, if Edwards defaults under the lease, whether by failing to pay rent when due, failing to use the premises as a motion picture theatre facility, failing to maintain the premises or otherwise, Starwood Wasserman Fresno LLC may proceed immediately against Anschutz or Edwards, or both, or may enforce against Anschutz or Edwards, or both, any rights it has under the lease or pursuant to applicable laws. Anschutz and Regal intend to have the Guaranty terminated and replaced by a new guaranty from REG, substantially in the form of the Guaranty, for the benefit of Starwood Wasserman Fresno LLC.

        On March 8, 2002, Anschutz entered into a Guaranty for the benefit of Starwood Wasserman Ontario LLC pursuant to which Anschutz unconditionally and irrevocably agreed to guaranty the full and timely payment and performance of all of the duties, obligations and covenants of Edwards under Edwards' July 16, 1999 lease with Starwood Wasserman Ontario LLC. The lease relates to property located in Ontario, California on which Edwards operates a theatre. Pursuant to the Guaranty, if Edwards defaults under the lease, whether by failing to pay rent when due, failing to use the premises as a motion picture theatre facility, failing to maintain the premises or otherwise, Starwood Wasserman Ontario LLC may proceed immediately against Anschutz or Edwards, or both, or may enforce against Anschutz or Edwards, or both, any rights it has under the lease or pursuant to applicable laws. Anschutz and REG intend to have the Guaranty terminated and replaced by a new guaranty from REG, substantially in the form of the Guaranty, for the benefit of Starwood Wasserman Ontario LLC.

Bridge Facility

        During December 2001, RCI entered into a bridge facility with Anschutz and an affiliate of Oaktree's Principal Activities Group. Under the terms of the bridge facility, RCI paid commitment fees during January 2002 of $1.6 million to Anschutz and $400,000 to an affiliate of Oaktree's Principal Activities Group during January 2002, which in the aggregate was 1% of the total amount of available commitments under the bridge facility. This bridge facility was not drawn and terminated upon RCI's emergence from bankruptcy.

Other Transactions

        During the six months ended June 27, 2002, as members of the class of holders of RCI's former senior credit facilities, Anschutz, Oaktree's Principal Activities Group and Greenwich Street Capital Partners ("GSCP"), received $33.6 million, $5.6 million and $6.0 million, respectively, in respect of accrued but unpaid interest. As members of the class of holders of RCI's subordinated debt, Anschutz received cash payments of approximately $129.5 million, Oaktree's Principal Activities Group received cash payments of approximately $29.7 million and GSCP received cash payments of approximately $5.5 million in satisfaction of these claims, which payments equaled approximately 20% of the principal amount of subordinated debt held by them. Anschutz received cash payments of approximately $3.2 million, Oaktree's Principal Activities Group received cash payments of approximately $800,000 from REG and GSCP received cash payments from RCI of approximately $50,000 in respect of certain documented expenses incurred in connection with RCI's restructuring. In addition, REG paid GSCP $1.0 million for restructuring services.

10.    NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustment to its cost. SFAS No. 142 primarily addresses the accounting for goodwill and intangible asset subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, "Intangible Assets." The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether we should recognize intangible assets acquired in a business combination separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operation.

        Under SFAS No. 142, we will no longer amortize goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to 40 years. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets including excess reorganization value recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill was $2.8 million and $5.6 million for the quarter and two quarters ended June 28, 2001. The Company's initial goodwill impairment test indicates that the fair value of its reporting units exceed the goodwill carrying value and therefore, at this time, goodwill is not deemed to be impaired.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and have not yet determined the effect of adoption on its financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides clarifications of certain implementation issues with SFAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that entities measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) the entity can distinguish from the rest of the entity and (2) the entity will eliminate from the ongoing operations of the entity in a disposal transaction.

        SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and early application is encouraged. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of Statement 4 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

        In July 2001, the American Institute of Certified Public Accountants issued Emerging Issues Task Force Topic No. D-98, which requires that equity securities, with redemption features that are not solely within the control of the issuer, be classified outside permanent equity. This guidance was effective for our fourth quarter and is to be applied retroactively. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the financial condition and results of operations should be read in conjunction with Regal Cinemas' consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except with respect to the "Combined Company" (as defined below under "—Results of Operations") results of operations presentation for the two quarters ended June 27, 2002, for all periods reported prior to or on January 24, 2002, this discussion relates to the operations of RCI and its subsidiaries prior to RCI's emergence from bankruptcy and the acquisition by Anschutz of its controlling equity interest in RCI. Except with respect to the "Combined Company" results of operations presentation for the two quarters ended June 27, 2002, for all periods reported after January 24, 2002, this discussion relates to the operations of Regal Cinemas and its subsidiaries, including RCI, after the deemed date that RCI emerged from bankruptcy and Anschutz acquired its controlling equity interest in RCI, and Edwards. With respect to the "Combined Company" results of operations presentation for the two quarters ended June 27, 2002, the operating results of RCI for the four weeks ended January 24, 2002 have been combined with the operating results of Regal Cinemas, which includes the operating results of RCI and Edwards for the twenty-two week period ended June 27, 2002. While the actual date that RCI emerged from bankruptcy and Anschutz acquired its controlling equity interest in RCI was January 29, 2002, for financial reporting purposes the date is deemed to be January 24, 2002. Regal Cinemas was organized primarily to acquire and hold the shares of common stock of RCI.

        The information in this Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements. These forward-looking statements involve risks and uncertainties and our actual results could differ materially from those indicated in these statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

  Critical Accounting Policies

        Our financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. Such estimates and judgments are evaluated and modified as necessary on an ongoing basis. We believe that the following significant accounting policies may involve a higher degree of judgment and complexity:

  •
  We estimate our film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Film costs and the related film costs payable are adjusted to the final film settlement in the period that we settle with the distributors. Actual film costs and film costs payable could differ materially from those estimates.

  •
  We depreciate and amortize the components of our property and equipment on a straight-line basis over the estimated useful lives of the assets. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. When necessary, the assets' useful lives are revised and the impact on depreciation and amortization is recognized on a prospective basis.

  •
  We applied the provisions of reorganization and purchase accounting when recording the acquisitions of controlling equity interests by Anschutz and the emergence from bankruptcy of the theatre companies. These accounting principles require that we estimate the fair value of the individual assets and liabilities including estimates of bankruptcy-related claims. The valuation of the fair value of the assets and liabilities involves a number of judgments and estimates.

Overview

        We are a leading domestic motion picture exhibitor and operate the largest theatre circuit in the United States, based on the number of screens operated. We were formed in 1989 by Michael Campbell, who has served as our Chief Executive Officer since inception. From the acquisition of our first theatre in 1990, we have consistently grown revenues by the development, acquisition and successful operation of theatre assets.

Reorganization

        Over the past several years, film exhibition companies, including us, embarked on aggressive programs of rapidly building state-of-the-art theatre complexes in an effort to increase overall industry attendance. These aggressive new building strategies generated significant competition, resulted in a sharp increase in the number of screens operating and rendered many theatres obsolete more rapidly than anticipated. The addition of new theatres and screens, together with the fact that many of the obsolete theatres were leased under long-term commitments and could not be closed quickly, produced an oversupply of screens throughout the exhibition industry at a rate much quicker than the industry could effectively handle. The industry overcapacity coupled with declining national box office attendance severely impacted the operating results of many film exhibitors during 2000. As a result, many film exhibitors began to report severe liquidity concerns, defaults under credit facilities, renegotiations of financial covenants and bankruptcy filings.

        The industry dynamics severely affected RCI and its results of operations deteriorated during 2000. From 1998 to 2000, RCI invested over $870 million in capital expenditures for the construction of new movie theatres financed primarily through additional debt. As a result, RCI had approximately $2.0 billion in principal amount of debt at December 28, 2000. RCI generated EBITDA of $181.0 million, which resulted in a ratio of total debt to EBITDA of 11:1. As a result of this leverage, in the fourth quarter of 2000, RCI defaulted under certain financial covenants contained in RCI's previous senior credit facilities and equipment financing facility.

        As a result of the default under RCI's former senior credit facilities, RCI was prohibited from making interest payments on its 9 1/2% senior subordinated notes due 2008 (the "Former Regal Notes") and 8 7/8% senior subordinated notes due 2010 (the "Former Regal Debentures") due on December 1, 2000 and December 15, 2000, respectively. As a result of the interest payment defaults, RCI defaulted under the indentures related to those notes. In May 2001, the holders of RCI's debt under its former senior credit facilities and these former notes accelerated the maturity of all of the outstanding indebtedness under their respective agreements.

        Following these events, on September 6, 2001, RCI began soliciting consents from the holders of the Former Regal Notes and Former Regal Debentures and RCI's general unsecured creditors for the approval of the Plan, which was the product of negotiations RCI and its equity investors who, at that time, held a significant portion of RCI's senior debt and senior subordinated notes. The Plan received the consent of the requisite number of creditors in October 2001. Subsequently, the Plan was submitted to the Bankruptcy Court on October 11, 2001, and confirmed, as amended, on December 7, 2001 and declared effective on January 29, 2002. Certain holders of pre-petition claims in respect of their senior debt of approximately $725.0 million exchanged those pre-petition claims for 100% of RCI's newly-issued common stock. As a result of this exchange, Anschutz and Oaktree's Principal Activities Group, the holders of the largest pre-petition claims, and their affiliates acquired approximately 75% of RCI's common stock on January 29, 2002.

        RCI emerged from bankruptcy on January 29, 2002 in accordance with the Plan confirmed by the Bankruptcy Court on December 7, 2001. On January 29, 2002, RCI also became our wholly owned subsidiary. The transaction was accomplished by the issuance of 7,500,000 shares of our common stock in exchange for 100% of the outstanding common stock of RCI. We were formed for the primary purpose of providing financing to RCI through borrowings under senior credit facilities and becoming the issuer of $200 million of senior subordinated notes upon RCI's emergence from bankruptcy.

        On April 12, 2002, the holders of 100% of our common stock exchanged their stock for shares of stock in REG. REG is an entity formed and controlled by Anschutz, who remains our controlling stockholder indirectly through its controlling interest in REG. Also on April 12, 2002, REG exchanged its stock for stock in two other theatre companies also commonly owned and controlled by Anschutz.

        As described in Note 3—"Acquisition of Edwards Theatres, Inc.," RCI acquired all of the outstanding capital stock of Edwards on April 17, 2002. Unless otherwise noted, the "Company" or "Regal Cinemas" refers to Regal Cinemas Corporation and its subsidiaries on a consolidated basis, which includes RCI and Edwards as of January 24, 2002.

Basis of Reporting

Admissions and Concessions Revenues

        We generate revenues primarily from admissions receipts and concession sales.

Other Operating Revenues

        We generate other operating revenues by offering on-screen advertising and other marketing revenues from certain of our vendor programs and in-theatre advertising. To a lesser extent, we generate other operating revenues from arcades located adjacent to the lobbies of certain of our theatres and other ancillary revenue programs.

Direct Theatre Costs

        Our direct theatre costs consist of film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and are based on admission revenues. Advertising costs consist of the cost of promoting our theatres and the films we exhibit, and concession costs consist of the cost procuring the concessions we sell. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packaged for individual servings, we are able to negotiate volume discounts. Theatre operating expenses consist primarily of theatre labor and rent and occupancy costs.

EBITDA

        EBITDA represents operating income (loss) from continuing operations before depreciation and amortization expense, (loss) gain on disposal of operating assets, loss on impairment of assets, theatre closing costs, lease exit and restructure costs, legal and professional fees related to restructuring and merger and recapitalization expenses. We have included EBITDA in these data because we believe it to be a measure commonly used by investors to analyze and compare companies in our industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with generally accepted accounting principles for purposes of analyzing our profitability or liquidity. EBITDA, as we calculate it, may not be comparable to similarly titled measures reported by other companies.

Results of Operations

        RCI emerged from bankruptcy effective January 29, 2002, the date upon which Anschutz acquired its controlling equity interest in RCI. The financial statements after emergence reflect the predecessor cost basis of Anschutz and the reorganization value attributable to the common stock owned by the other shareholders of RCI. On April 17, 2002, RCI acquired all of the outstanding capital stock of Edwards. Upon becoming a subsidiary of RCI, Edwards' results of operations were consolidated with Regal Cinemas' as of January 24, 2002, the deemed date upon which Anschutz first held common control in both RCI and Edwards.

        The Company's 2002 statements of operations include information reflecting the four week period ended January 24, 2002 (Predecessor Company) and the quarter and twenty-two week period ended June 27, 2002 (Reorganized Company). As a result, the Company's post-reorganization statements of operations have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization and RCI's acquisition of Edwards. For financial reporting purposes, the inception date of the Reorganized Company is deemed to be January 24, 2002. As such, operating results and financial position for periods subsequent to January 24, 2002 are herein referred to as the "Reorganized Company" and for all periods ending on or prior to January 24, 2002 as the "Predecessor Company".

        In order to provide a meaningful basis of comparing the two quarter periods ended June 27, 2002 and June 28, 2001 for purposes of the following tables and discussion, the operating results of the Reorganized Company for the twenty-two weeks ended June 27, 2002, which includes the results of operations of Edwards for the period from January 24, 2002 to June 27, 2002, have been combined with the operating results of the Predecessor Company for the four weeks ended January 24, 2002 (collectively referred to as "Combined Company") and are compared to the two quarters ended June 28, 2001. Depreciation, amortization and certain other line items included in the operating results of the Combined Company are not comparable between periods as the four weeks ended January 24, 2002 and the quarter and two quarters ended June 28, 2001 of the Predecessor Company do not include the effects of fresh-start and purchase accounting adjustments. The combining of reorganized and predecessor periods is not in accordance with accounting principles generally accepted in the United States of America.

        The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in Regal Cinemas' consolidated statements of operations:

	Regal Cinemas Corporation	Combined Company	Regal Cinemas, Inc.
	Quarter Ended June 27, 2002	Two Quarters Ended June 27, 2002	Quarter Ended June 28, 2001	Two Quarters Ended June 28, 2001
Revenues:
Admissions	68.2%	68.7%	68.2%	69.0%
Concessions	28.5	28.0	28.3	27.4
Other operating revenues	3.3	3.3	3.5	3.6

Total revenues	100.0	100.0	100.0	100.0
Direct theatre costs:
Film rental and advertising costs	38.8	37.2	38.2	36.5
Cost of concessions	4.1	4.0	4.1	4.0
Theatre operating expenses	30.2	31.8	39.2	40.1
General and administrative	2.8	3.1	2.9	2.7

Sub-Total	75.9	76.1	84.4	83.3
Merger and restructuring expenses	.8	1.1	1.8	1.4
Depreciation and amortization	6.0	6.2	8.0	8.1
Theatre closing costs and (gain) loss on disposal of operating assets	—	(0.1)	(1.1)	5.1
Loss on impairment of assets	—	0.1	5.2	9.0

Total operating expenses	82.7%	83.4%	98.3%	(106.9)%

Operating income (loss)	17.3%	16.6%	1.7%	(6.9)%

Quarters and Two Quarters Ended June 27, 2002 and June 28, 2001

Total Revenues

        The following table summarizes certain revenues and revenue-related data for the quarter ended June 27, 2002 ("Q2 2002 period"), the two quarters ended June 27, 2002 ("Fiscal 2002 period"), the quarter ended June 28, 2001 ("Q2 2001 period") and the two quarters ended June 28, 2001 ("Fiscal 2001 period") (in millions, except average prices):

	Regal Cinemas Corporation	Combined Company	Regal Cinemas, Inc.
	Quarter Ended June 27, 2002	Two Quarters Ended June 27, 2002	Quarter Ended June 28, 2001	Two Quarters Ended June 28, 2001
Admissions	$301.0	$554.0	$199.3	$400.0
Concessions	125.9	226.2	82.6	158.6
Other operating revenues	14.6	26.3	10.4	20.8

Total revenues	$441.5	$806.5	$292.3	$579.4
Attendance	50.8	94.2	35.6	72.0
Average ticket price	$5.93	$5.88	$5.60	$5.56
Average concession per patron	$2.48	$2.40	$2.32	$2.20

Admissions

        Total admissions revenues increased $101.7 million, or 51.0%, to $301.0 million for the Q2 2002 period, from $199.3 million for the Q2 2001 period. The increase in admissions revenues in the Q2 2002 period compared to Q2 2001 period was primarily attributable to a 5.9% increase in ticket prices coupled with a 42.7% increase in attendance, of which 28.1% is related to the inclusion of Edwards for the Q2 2002 period.

        Total admissions revenues increased $154.0 million, or 38.5%, to $554.0 million for the Fiscal 2002 period, from $400.0 million for the Fiscal 2001 period. The increase in admissions revenues in the Fiscal 2002 period compared to the Fiscal 2001 period was primarily attributable to a 5.8% increase in ticket prices coupled with a 30.8% increase in attendance, of which 23.9% relates to the inclusion of Edwards from January 24, 2002.

Concessions

        Total concessions revenues increased $43.3 million, or 52.4%, to $125.9 million for the Q2 2002 period, from $82.6 million for the Q2 2001 period. The increase in concessions revenues in the Q2 2002 period compared to the Q2 2001 period was due to a 6.9% increase in average concessions per patron, coupled with a 42.7% increase in attendance. The increase in attendance is primarily a result of the inclusion of the results of Edwards for the Q2 2002 period. Additionally, the mix of film product during the Q2 2002 period consisted of a higher percentage of family films, which typically generate higher concession sales per patron.

        Total concessions revenues increased $67.6 million, or 42.6%, to $226.2 million for the Fiscal 2002 period, from $158.6 million for the Fiscal 2001 period. The increase in concessions revenues in the Fiscal 2002 period compared to the Fiscal 2001 period was due to a 9.1% increase in average concessions per patron, coupled with a 30.8% increase in attendance, which is principally related to the inclusion of Edwards from January 24, 2002. Additionally, the mix of film product during the Fiscal 2002 period consisted of a higher percentage of family films, which typically generate higher concession sales per patron.

Other Operating Revenues

        Total other operating revenues increased $4.2 million, or 40.4%, to $14.6 million for the Q2 2002 period, from $10.4 million for the Q2 2001 period. Total other operating revenues increased $5.5 million, or 26.4%, to $26.3 million for the Fiscal 2002 period, from $20.8 million for the Fiscal 2001 period. Included in other operating revenues are on-screen advertising revenues and other marketing revenues from certain of the Company's vendor marketing programs. The increase was primarily attributable the inclusion of Edwards and to a lesser extent, increases in the Company's revenues from vendor marketing programs during the Q2 2002 and Fiscal 2002 periods.

Direct Theatre Costs

        The following table summarizes direct theatre costs for the Q2 2002, Fiscal 2002, Q2 2001 and Fiscal 2001 periods (dollars in millions):

	Regal Cinemas Corporation		Combined Company		Regal Cinemas Inc.
	Quarter Ended June 27, 2002		Two Quarters Ended June 27, 2002		Quarter Ended June 28, 2001		Two Quarters Ended June 28, 2001
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	171.4	56.9	299.9	54.1	111.6	56.0	211.6	52.9
Cost of concessions(2)	18.1	14.4	32.7	14.5	12.1	14.6	23.3	14.7
Other theatre operating expenses(3)	133.1	30.1	256.2	31.8	114.6	39.2	232.4	40.1

Total direct theatre costs(3)	322.6	73.1	588.8	73.0	238.3	81.5	467.3	80.7

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

        Film rental and advertising costs increased $59.8 million, or 53.6%, to $171.4 million in the Q2 2002 period, from $111.6 million in the Q2 2001 period. Film rental and advertising costs as a percentage of admissions revenues increased to 56.9% in the Q2 2002 period as compared to 56.0% in the Q2 2001 period. Film rental and advertising costs increased $88.3 million, or 41.7%, to $299.9 million in the Fiscal 2002 period, from $211.6 million in the Fiscal 2001 period. Film rental and advertising costs as a percentage of admissions revenues increased to 54.1% in the Fiscal 2002 period as compared to 52.9% in the Fiscal 2001 period. The increase in film rental and advertising costs in the Q2 2002 and Fiscal 2002 periods from the Q2 2002 and Fiscal 2001 periods was primarily attributable to the inclusion of Edwards in 2002 coupled with higher box office revenues (which translated into higher film rental costs) associated with the release of certain summer films during the Q2 2002 period.

Cost of Concessions

        Cost of concessions increased $6.0 million, or 49.6%, to $18.1 million in the Q2 2002 period, from $12.1 million in the Q2 2001 period. Cost of concessions as a percentage of concessions revenues decreased to 14.4% in the Q2 2002 period as compared to 14.6% in the Q2 2001 period. Cost of concessions increased $9.4 million, or 40.3%, to $32.7 million in the Fiscal 2002 period, from $23.3 million in the Fiscal 2001 period. Cost of concessions as a percentage of concessions revenues decreased to 14.5% in the Fiscal 2002 period as compared to 14.7% in the Fiscal 2001 period. The decrease in the cost of concessions in Q2 2002 and Fiscal 2002 periods as a percentage of concessions revenues is primarily attributable to the closure of certain under-performing theatres during the 2001 fiscal year, partially offset by an increase in the sale of specialty food items which had higher food costs during the second quarter of 2002.

Other Theatre Operating Expenses

        Other theatre operating expenses increased $18.5 million, or 16.1%, to $133.1 million in the Q2 2002 period, from $114.6 million in the Q2 2001 period. Other theatre operating expenses as a percentage of total revenues decreased to 30.1% in the Q2 2002 period as compared to 39.2% in the Q2 2001 period. Other theatre operating expenses increased $23.8 million, or 10.2%, to $256.2 million in the Fiscal 2002 period, from $232.4 million in the Fiscal 2001 period. Other theatre operating expenses as a percentage of total revenues decreased to 31.8% in the Fiscal 2002 period as compared to 40.1% in the Fiscal 2001 period. The decrease in other theatre operating expenses as a percentage of total revenues in the Q2 2002 and Fiscal 2002 periods was primarily attributable to declines in rent and occupancy costs associated with the closure of certain under-performing theatres in 2001 coupled with operating efficiencies realized through the integration of Edwards and Regal Cinemas in the Q2 2002 period.

General and Administrative Expenses

        General and administrative expenses increased $4.1 million or 49.4% to $12.4 million during the Q2 2002 period, from $8.3 million in the Q2 2001 period. As a percentage of total revenues, general and administrative expenses were 2.8% in the Q2 2002 and Q2 2001 periods. The increase during the Q2 2002 period in general and administrative expense was primarily attributable to higher staffing levels maintained during the Q2 2002 period and other costs associated with the integration of Regal Cinemas and Edwards.

        General and administrative expenses increased $9.6 million or 62.3% to $25.0 million during the Fiscal 2002 period, from $15.4 million in the Fiscal 2001 period. As a percentage of total revenues, general and administrative expenses increased to 3.1% in the Fiscal 2002 period from 2.7% in the Fiscal 2001 period. The increase during the Fiscal 2002 period in general and administrative expense was primarily attributable to higher staffing levels maintained during the Fiscal 2002 period and other costs associated with the integration of Regal Cinemas and Edwards.

Depreciation and Amortization

        Depreciation and amortization increased $3.3 million, or 14.2%, to $26.6 million in the Q2 2002 period, from $23.3 million in the Q2 2001 period. Depreciation and amortization increased $3.6 million, or 7.7%, to $50.3 million in the Fiscal 2002 period, from $46.7 million in the Fiscal 2001 period. The increase during the Q2 2002 and Fiscal 2002 periods in depreciation and amortization is due to the inclusion of Edwards, offset by the closure of certain under-performing theatres and write down of property and equipment associated with Regal Cinemas' reorganization, and the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which resulted in the Company no longer amortizing certain identifiable intangible assets.

Operating Income (Loss)

        Operating income totaled approximately $76.5 million for the Q2 2002 period. The reported operating income for the Q2 2002 period represents an increase of $71.7 million from operating income of $4.8 in the Q2 2001 period. The increase in operating income is primarily attributable to the growth in total revenues coupled with the realized benefits of the integration of Edwards into Regal Cinemas in addition to the line items discussed in previous sections.

        Operating income totaled approximately $133.7 million for the Fiscal 2002 period. The reported operating income for the Fiscal 2002 period represents an increase of $173.4 million from the $39.7 million operating loss in the Q2 2001 period. The increase in operating income reflects the impact of our restructuring efforts. The Fiscal 2001 period included charges for theatre closing costs and loss on disposal of operating assets of $29.4 million and loss on impairment of assets of $52.3 million. Such reported line items were significantly less in the Fiscal 2002 period as a result of our restructuring efforts. In addition, an increase in total revenue coupled with the realized benefits of the integration of Edwards into Regal Cinemas contributed to the increase in operating income.

Interest Expense

        Interest expense decreased $34.4 million, or 69.1%, to $15.4 million in the Q2 2002 period, from $49.8 million in the Q2 2001 period. Interest expense decreased $66.1 million, or 66.4%, to $33.5 million in the Fiscal 2002 period, from $99.6 million in the Fiscal 2001 period. The decrease in interest expense in the Q2 2002 and Fiscal 2002 periods is due to RCI's debt restructuring associated with its Chapter 11 bankruptcy filing, coupled with lower average outstanding interest rates on our new outstanding debt. RCI emerged from bankruptcy on January 29, 2002.

Income Taxes

        No benefit for income taxes was recorded in the Q2 2001 and Fiscal 2001 periods because the Company recorded offsetting valuation allowances against the resulting deferred tax assets, as it was more likely than not that such deferred tax assets would not be realized. Accordingly, the effective tax rate for the Q2 2001 and Fiscal 2001 periods was 0%. The provision for income taxes of $25.6 million for the Q2 2002 period and $35.8 million for the Fiscal 2002 period reflect effective tax rates of approximately 41.9% and 41.0%, respectively. The effective rates vary from the statutory rates due primarily to the inclusion of state income taxes.

Net Income (Loss)

        Net income totaled $34.2 million for the Q2 2002 period. The reported net income for the Q2 2002 period represents an increase of $63.2 million from the $29.0 million net loss in the Q2 2001 period. Net income totaled $472.0 million for the Fiscal 2002 period, which represents an increase of $593.7 million from the $121.7 million net loss in the Fiscal 2001 period. The Fiscal 2002 period includes a $661.9 million extraordinary gain on extinguishment of debt related to the RCI restructuring.

Liquidity and Capital Resources

        Our revenues are generally collected in cash through admissions and concessions revenues. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of our concessions are generally paid to vendors approximately 30 days from purchase. Because our revenues are primarily cash transactions from admissions and concessions, but our current liabilities generally include items that will become due within twelve months, at any given time, our balance sheet is likely to reflect a working capital deficit.

        We primarily lease our theatres pursuant to long-term non-cancelable operating leases. As of June 27, 2002, the Company's estimated contractual cash obligations over the next several years are as follows (in millions):

	Payments Due by Period
	Total	Current	2 - 3 Years	4 - 5 Years	After 5 Years
Contractual Cash Obligations
Long-term debt	616.6	$13.0	$27.0	27.0	$549.6
Capital lease obligations	1.5	0.1	0.1	0.1	1.2
Lease financing arrangements	98.7	2.7	3.9	5.5	86.6
Operating leases	1,841.0	110.7	224.2	223.2	1,282.9
General unsecured creditors	48.1	48.1	—	—	—
Other long-term obligations	3.6	0.5	1.1	1.2	0.8

	$2,609.5	$174.0	$256.3	$257.0	$1,922.2

        The following table summarizes our potential commitments based on arrangements in place as of June 27, 2002 (in millions):

	Total Amounts Committed	Current	2 - 3 Years	4 - 5 Years	After 5 Years
Other Commercial Commitments
Lines of credit	$100.0	—	—	—	$100.0
Total commercial commitments	$100.0	—	—	—	$100.0

        We fund the cost of our capital expenditures through internally generated cash flow, cash on hand and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres and upgrading our theatre facilities. During the Fiscal 2002 and Fiscal 2001 periods, we invested $16.5 million and $13.7 million, respectively, in capital expenditures.

        We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. We anticipate that additional capital expenditures related to our theatre circuit will be approximately $45 million in 2002. Approximately $35.0 million represents maintenance capital expenditures as we plan to open only one new theatre in 2002.

        Cash flows generated from operating activities were approximately $93.6 million for the Fiscal 2002 period compared to approximately $29.8 million for the Fiscal 2001 period. The increase was attributable to increases in net income and certain non-cash items and changes in working capital items.

        We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations, availability under our revolving credit facilities will be adequate for us to execute our business strategy and meet our anticipated requirements for lease obligations, capital expenditures, working capital and debt service.

Financing Arrangements

        The following is a description of material indebtedness of the Company:

  Regal Cinemas Senior Credit Facility

        Regal Cinemas entered into a $370.0 million senior credit agreement with several financial institutions including Lehman Brothers Inc., Credit Suisse First Boston Corporation, General Electric Capital Corporation and Lehman Commercial Paper Inc. on January 29, 2002. Under the credit agreement, the lenders have provided a senior secured term loan and have made available, subject to the satisfaction of conditions customary for extensions of credit of this type, a senior secured revolving credit facility.

        Regal Cinemas amended its existing senior credit agreement on August 12, 2002 to increase the amount available for borrowing under the senior secured revolving credit facility from $100 million to $145 million, to decrease the amount of the senior secured term loan from $270 million to $225 million, to reduce the rate of interest on the senior secured term loan, to eliminate mandatory prepayment requirements in connection with equity offerings and from excess cash flow and to amend certain covenants. The term loan amortizes at a rate of 5% per annum for the first five years, with the remaining 75% due in 2008. The revolving credit facility became available on January 29, 2002 and will be available until January 29, 2007. Regal Cinemas also maintains a letter of credit for $15 million related to the general unsecured claims as of June 27, 2002, which thereby reduces the availability under its senior secured revolving credit facility. At June 27, 2002, there were no amounts outstanding on the revolving credit facility.

        Borrowings bear interest, at Regal Cinemas' option, at either the base rate or Eurodollar rate plus, in each case, an applicable margin. The applicable margin for loans under the revolving credit facility is subject to adjustment based upon the consolidated total leverage ratio of Regal Cinemas. The base rate is a fluctuating interest rate equal to the higher of (a) the British Banking Association's prime rate or (b) the Federal Funds Effective Rate plus 0.5%. Regal Cinemas must also pay customary administration fees, expenses and commitment fees on the unused portion of the revolving credit facility and provide indemnities for liabilities arising in particular circumstances.

        Regal Cinemas may prepay borrowings under the credit agreement in whole or in part, in minimum amounts and subject to other conditions set forth in the credit agreement. Regal Cinemas is required to make mandatory prepayments to the lenders from:

  •
  the net cash proceeds from asset sales in particular circumstances specified in the credit agreement; and

  •
  the net cash proceeds from new debt issuances in particular circumstances specified in the credit agreement.

        The mandatory prepayment of the obligations under the credit agreement is subject to specified exceptions. The lenders under the term loan facility may elect to decline any mandatory prepayment.

        Regal Cinemas' obligations are secured by, among other things, the capital stock of most of its subsidiaries, mortgages on most of its properties and a security interest in substantially all of its assets.

        The credit agreement includes several financial covenants. Regal Cinemas cannot permit, as at the last day of any period of four consecutive fiscal quarters:

  •
  its ratio of consolidated total debt to consolidated EBITDA (as defined in the credit agreement) to exceed the ratio of (a) 3.50 to 1 from August 12, 2002 through the fourth fiscal quarter in 2004 and (b) 3.25 to 1 for the first fiscal quarter in 2005 through the fourth fiscal quarter in 2007 and thereafter;

  •
  its ratio of consolidated EBITDA plus consolidated rent expense to consolidated interest and rent expense to be less than 1.50 to 1 for any period of four consecutive fiscal quarters;

  •
  its ratio of consolidated senior debt to consolidated EBITDA to exceed the ratio of (a) 2.50 to 1 from August 12, 2002 through the fourth fiscal quarter in 2003, (b) 2.25 to 1 for the first fiscal quarter in 2004 through the fourth fiscal quarter in 2004, and (c) 2.00 to 1 from the first fiscal quarter in 2005 through the fourth fiscal quarter in 2007 and thereafter;

  •
  its ratio of consolidated adjusted debt to consolidated EBITDA plus consolidated rent expense to exceed the ratio of (a) 5.50 to 1 from August 12, 2002 through the fourth fiscal quarter in 2004, and (b) 5.25 to 1 for the first fiscal quarter in 2005 through the fourth fiscal quarter in 2007 and thereafter; and

  •
  its capital expenditures as a percentage of the prior year's EBITDA to exceed 25% for fiscal 2002 and up to 35% for each year thereafter.

        The credit agreement also contains customary covenants, including limitations on Regal Cinemas' ability to incur debt, and events of default, including a change of control, as defined in the credit agreement. The credit agreement also limits Regal Cinemas' ability to pay dividends, to make advances to the Company or its other subsidiaries and otherwise to engage in intercompany transactions. These limitations will restrict Regal Cinemas' ability to fund operations of REG outside of Regal Cinemas with funds generated at Regal Cinemas.

  Regal Cinemas Senior Subordinated Notes

        On January 29, 2002, Regal Cinemas issued $200.0 million aggregate principal amount of 9 3/8% senior subordinated notes due 2012. Subsequently, on April 17, 2002, Regal Cinemas issued an additional $150.0 million aggregate principal amount of 9 3/8% senior subordinated notes due 2012 with identical terms. The January notes were initially purchased by Credit Suisse First Boston Corporation and Lehman Brothers Inc., and the April notes were initially purchased by Credit Suisse First Boston Corporation. In each instance, the notes were resold to various qualified institutional buyers and non-U.S. persons pursuant to Rule 144A and Rule 903 or Rule 904, respectively, under the Securities Act of 1933. Interest on the notes is payable semi-annually on February 1 and August 1 of each year, and the notes mature on February 1, 2012. The notes are guaranteed by all of Regal Cinemas' existing wholly owned subsidiaries, and, under the circumstances specified in the indenture, future subsidiaries will also be required to guarantee the notes. The notes are unsecured and rank behind Regal Cinemas' obligations under its senior credit facility and any future senior indebtedness.

        Regal Cinemas has the option to redeem the notes, in whole or in part, at any time on or after February 1, 2007 at redemption prices declining from 104.688% of their principal amount on February 1, 2007 to 100% of their principal amount on or after February 1, 2010, plus accrued interest. At any time on or prior to February 1, 2005, Regal Cinemas may also redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 109.375% of their principal amount, plus accrued interest, within 90 days of an underwritten public offering of common stock of Regal Cinemas or of a future underwritten public offering of the Company's common stock, the proceeds of which are used as a contribution to the equity of Regal Cinemas. Upon a change of control, as defined in the indenture pursuant to which the notes were issued, Regal Cinemas is required to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued interest. In addition, the indenture limits Regal Cinemas' and its subsidiaries' ability to, among other things, incur additional indebtedness and pay dividends on or repurchase capital stock.

        In May 2002, Regal Cinemas filed a registration statement under the Securities Act of 1933 pursuant to a registration rights agreement entered into in connection with the 9 3/8% senior subordinated notes offerings. Under the registration rights agreement, the Company was required to register for exchange under the Securities Act of 1933 identical 9 3/8% senior subordinated notes due 2012 to replace the outstanding 9 3/8% senior subordinated notes due 2012, which were issued in January and April 2002 without registration under the Securities Act of 1933 pursuant to exemptions from registration available thereunder. The Securities and Exchange Commission declared the registration statement relating to the exchange offer effective on July 10, 2002, and the exchange of the registered 9 3/8% senior subordinated notes due 2012 for the unregistered 9 3/8% senior subordinated notes due 2012 was consummated on August 14, 2002. Regal Cinemas did not receive any proceeds from the exchange offer transaction.

  RCI Leveraged Sale and Leaseback

        During 2000, RCI entered into a sale and leaseback transaction with an unaffiliated third party, involving 15 of its owned theatres. Under the terms of this transaction, RCI sold the land and related improvements of the theatres for $45.2 million and leased them back for an initial lease term of 20 years, with an option to extend it for up to 20 additional years. Regal Cinemas accounts for these leases as operating leases.

  Regal Cinemas Lease Financing Arrangements

        For some of the Company's new theatre sites built in fiscal years 1999, 2000 and 2001, the Company was considered the owner (for accounting purposes) of the theatre during the construction period. In accordance with Emerging Issues Task Force No. 97-10, the Company was required to record the balance sheet obligations when the construction of the theatre was completed resulting in payments being recorded as interest expense and principal reduction rather than rent expense. These leases typically run for a period of 20 years.

  Edwards Leveraged Sale and Leaseback

        During 2000, Edwards entered into two sale leaseback transactions whereby Edwards sold two of its properties and leased them back from an unaffiliated third party. As part of these transactions, an additional location was sold with a portion of the building being leased back for corporate use. The related leases are being accounted for as operating leases.

        During 1999, Edwards entered into four sale and leaseback transactions whereby Edwards sold four theatres and leased them back from an unaffiliated third party. The sale of the remaining theatre resulted in a $0.3 million loss which was recognized in 1999. The related leases are being accounted for as operating leases.

Bankruptcy Claims

        RCI and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At June 27, 2002, RCI had accrued approximately $19.6 million and Edwards has accrued approximately $28.5 million for the estimated costs to resolve their respective bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on liquidity. To the extent the RCI claims are allowed by the bankruptcy court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility. To the extent the Edwards claims are allowed by the bankruptcy court, they will be funded from restricted cash that has been set aside, cash on hand, cash from operations and, if the allowed claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of these claims will depend upon the resolution of these claims.

  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustment to its cost. SFAS No. 142 primarily addresses the accounting for goodwill and intangible asset subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, "Intangible Assets." The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether the Company should recognize intangible assets acquired in a business combination separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations.

        Under SFAS No. 142, the Company can no longer amortize goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to 40 years. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and SFAS No. 144,

"Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets including excess reorganization value recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill was $2.8 million and $5.6 million for the quarter and two quarters ended June 28, 2001. The Company's initial goodwill impairment test indicates that the fair value of its reporting units exceed the goodwill carrying value and therefore, at this time, goodwill is not deemed to be impaired.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides clarifications of certain implementation issues with SFAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that entities measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) the entity can distinguish from the rest of the entity and (2) the entity will eliminate from the ongoing operations of the entity in a disposal transaction.

        SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and early application is encouraged. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of Statement 4 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

        In July 2001, the American Institute of Certified Public Accountants issued Emerging Issues Task Force Topic No. D-98, which requires that equity securities, with redemption features that are not solely within the control of the issuer, be classified outside permanent equity. This guidance was effective for the Company's fourth quarter and is to be applied retroactively. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

  Seasonality

        The Company's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, studios release the most marketable motion pictures during the summer and the holiday season. The unexpected emergence of a "hit" film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on the Company's results of operations, and the results of one quarter are not necessarily indicative of results for the next or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

  Inflation

        The Company does not believe that inflation has had a material impact on its financial position or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. The Company's senior credit facilities provide for variable rate interest that could be adversely affected by an increase in interest rates. As of June 27, 2002, the Company had borrowings of $270.0 million under its term credit facilities. Borrowings under these facilities bore interest, at the Company's option, at either a base rate (which will be the higher of prime rate of Bankers Trust Company or federal funds rate plus 0.5%) or the Eurodollar Rate plus, in each case, an applicable margin. The applicable margin can range from 1.50% to 3.25% for the revolving credit facility and 2.50% to 3.50% for the term loan facility. A one-half percent rise in the interest rate on the Company's variable rate indebtedness held at June 27, 2002, would have increased reported interest expense by approximately $337,500 for the quarter ended June 27, 2002.

PART II—OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits:
Exhibit No.	Exhibit Description
10.1	Amended and Restated Credit Agreement, dated as of August 12, 2002, among Regal Cinemas, as a Borrower, RCI, as a Borrower, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse First Boston, as Joint Advisors, Joint Lead Arrangers and Joint Book Managers, Credit Suisse First Boston, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent and Lehman Commercial Paper Inc., as Administrative Agent
  (b)
  Reports on Form 8-K.

                                        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL CINEMAS CORPORATION
Date: August 26, 2002	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer
Date: August 26, 2002	By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Amended and Restated Credit Agreement, dated as of August 12, 2002, among Regal Cinemas, as a Borrower, RCI, as a Borrower, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse First Boston, as Joint Advisors, Joint Lead Arrangers and Joint Book Managers, Credit Suisse First Boston, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent and Lehman Commercial Paper Inc., as Administrative Agent

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
Regal Cinemas Corporation Unaudited Condensed Consolidated Balance Sheets (In millions, except share data)
Regal Cinemas Corporation Unaudited Condensed Consolidated Statements of Operations (In millions)
Regal Cinemas Corporation Unaudited Condensed Consolidated Statements of Cash Flows (In millions)
REGAL CINEMAS CORPORATION NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 27, 2002
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
EXHIBIT INDEX