Form 10-Q
period 2002-09-26
REGAL CINEMAS CORP
filed 2002-11-12
CIK 1172371

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2002

Commission file number: 333-87930

Regal Cinemas Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	02-0624987
(State or Other Jurisdiction of Incorporation or Organization)	(Internal Revenue Service Employer Identification Number)
7132 Regal Lane Knoxville, Tennessee (Address of Principal Executive Offices)	37918 (Zip code)

Registrant's Telephone Number, Including Area Code: 865/922-1123

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes    /x/        No    / /

Common Stock—7,500,000 shares outstanding at November 8, 2002

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Regal Cinemas Corporation

Unaudited Condensed Consolidated Balance Sheets

(In millions, except share data)

	Reorganized Company as of September 26, 2002	Predecessor Company as of December 27, 2001
ASSETS
Current assets:
Cash and equivalents	$112.3	$237.7
Restricted cash	22.3	—
Trade and other receivables	1.6	6.2
Inventories	4.2	3.3
Prepaid and other current assets	21.9	13.7
Assets held for sale	8.7	5.3
Deferred tax asset	1.0	—

Total current assets	172.0	266.2
Property and equipment:
Land	104.7	80.6
Buildings and leasehold improvements	961.5	1,014.3
Equipment	429.5	427.1
Construction in progress	3.2	1.8

Total property and equipment	1,498.9	1,523.8
Accumulated depreciation and amortization	(73.5)	(297.3)

Total property and equipment, net	1,425.4	1,226.5
Goodwill and other intangible assets	102.1	336.2
Other assets	42.8	41.5

Total assets	$1,742.3	$1,870.4

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$19.2	$2.2
Accounts payable	80.2	40.2
Accrued expenses	103.1	42.6
Current portion of deferred tax liability	0.6	—
Bankruptcy related liabilities and claims	33.3	—
Liabilities subject to compromise	—	183.9

Total current liabilities	236.4	268.9
Long-term debt, less current maturities	560.9	3.2
Capital leases, less current maturities	1.5	1.5
Lease financing arrangements	96.5	97.8
Deferred tax liability	56.7	—
Other liabilities	37.4	23.6
Liabilities subject to compromise	—	1,899.3

Total liabilities	989.4	2,294.3

Shareholders' equity (deficit):
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.001 par value; 25,000,000 shares authorized; 7,500,000 issued and outstanding at September 26, 2002	—	196.5
Additional paid-in capital	698.7	—
Loans to shareholders	—	(3.1)
Retained earnings (deficit)	54.2	(617.3)

Total shareholders' equity (deficit)	752.9	(423.9)

Total liabilities and shareholders' equity (deficit)	$1,742.3	$1,870.4

See accompanying notes to unaudited condensed consolidated financial statements

Regal Cinemas Corporation

Unaudited Condensed Consolidated Statements of Operations

(In millions)

	Reorganized Company		Predecessor Company
	Quarter ended September 26, 2002	Thirty-five weeks ended September 26, 2002	Four weeks ended January 24, 2002	Quarter ended September 27, 2001	Three Quarters ended September 27, 2001
Revenues:
Admissions	$284.1	$763.0	$75.1	$209.2	$609.2
Concessions	116.1	312.8	29.5	85.2	243.9
Other operating revenues	14.7	37.3	3.7	11.6	32.3

Total operating revenues	414.9	1,113.1	108.3	306.0	885.4
Operating expenses:
Film rental and advertising costs	152.9	414.7	38.1	111.9	323.4
Cost of concessions	16.4	44.8	4.3	12.4	35.8
Other theatre operating expenses	138.6	360.2	34.6	109.6	342.0
General and administrative expenses	11.6	34.0	2.6	8.9	24.4
Merger and restructuring expenses	1.7	10.4	—	3.5	11.4
Depreciation and amortization	28.0	71.9	6.4	22.3	69.0
Theatre closing costs and loss (gain) on disposal of operating assets	0.2	(0.4)	0.1	2.5	31.9
Loss on impairment of assets	—	—	0.5	13.0	65.3

Total operating expenses	349.4	935.6	86.6	284.1	903.2

Operating income (loss)	65.5	177.5	21.7	21.9	(17.8)
Other income (expense):
Interest expense	(15.3)	(40.3)	(8.5)	(47.1)	(146.8)
Interest income	0.2	0.5	—	1.4	4.1

Income (loss) before reorganization items, income taxes, and extraordinary item	50.4	137.7	13.2	(23.8)	(160.5)
Reorganization items	—	—	(254.3)	—	—

Income (loss) before income taxes and extraordinary item	50.4	137.7	(241.1)	(23.8)	(160.5)
Provision for income taxes	(19.3)	(55.1)	—	—	—

Income (loss) before extraordinary item	31.1	82.6	(241.1)	(23.8)	(160.5)
Extraordinary item:
Gain (loss) on extinguishment of debt	0.1	(0.2)	661.9	(2.7)	12.3

Net income (loss)	$31.2	$82.4	$420.8	$(26.5)	$(148.2)

See accompanying notes to unaudited condensed consolidated financial statements

Regal Cinemas Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

(In millions)

	Reorganized Company	Predecessor Company
	Thirty-five weeks ended September 26, 2002	Four weeks ended January 24, 2002	Three Quarters ended September 27, 2001
Cash Flows from operating activities:
Net income (loss)	$82.4	$420.8	$(148.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71.9	6.4	69.0
Provision for deferred income taxes	22.8	—	—
Amortization of deferred stock compensation	0.7	—	—
Writeoff of shareholder loans	—	3.1	—
Loss on impairment of assets	—	0.5	65.3
(Gain) Loss on disposal of operating assets	(0.4)	—	18.7
Theater closing costs	—	—	13.2
Extraordinary (gain) loss on extinguishment of debt	0.2	(661.9)	(14.2)
Reorganization items	—	254.3	—
Changes in operating assets and liabilities:
Accounts receivable	1.0	2.6	(6.4)
Inventories	0.2	—	2.4
Prepaids and other assets	(6.3)	(1.8)	(7.3)
Accounts payable	11.1	7.1	(29.3)
Accrued expenses and other liabilities	20.7	(80.9)	93.2

Net cash provided by (used in) operating activities	204.3	(49.8)	56.4
Cash flows from investing activities:
Capital expenditures	(26.7)	(2.0)	(23.7)
Proceeds from sale of fixed assets	5.1	—	5.1
Decrease in restricted cash and other	6.5	0.4	2.7

Net cash used in investing activities	(15.1)	(1.6)	(15.9)
Cash flows from financing activities:
Proceeds from new senior credit facility	—	270.0	—
Payments on new senior credit facility	(45.0)	—	—
Proceeds from new senior subordinated notes	155.3	200.0	—
Payment of debt financing costs	(9.5)	(15.9)	—
Cash of Edwards at contribution date	44.9	—	—
Excess purchase price retained by parent	(34.5)	—	—
Cash used to redeem Edwards preferred stock	(75.3)	—	—
Cash used to redeem Edwards senior subordinated notes	(11.3)	—	—
Cash used to payoff Edwards term loan	(180.0)	—	—
Payment of bankruptcy claims and liabilities	(86.8)	—	—
Payment of old senior credit facility	—	(274.5)	—
Payment of old senior subordinated notes	—	(160.0)	—
Payment of old equipment financing	—	(17.7)	—
Other debt and capital lease activity	(1.4)	(0.2)	(3.3)

Net cash provided by (used in) financing activities	(243.6)	1.7	(3.3)
Cash used in reorganization	—	(21.3)	—
Net increase (decrease) in cash equivalents	(54.4)	(71.0)	37.2
Cash and cash equivalents, beginning of period	166.7	237.7	118.8

Cash and cash equivalents, end of period	$112.3	$166.7	$156.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunds received) for income taxes, net	$4.2	$—	$(0.2)
Cash paid for interest	28.2	203.0	25.6
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Exchange of Regal Cinemas, Inc. senior term debt for common stock	$—	$725.4	$—
Capitalization of lease financing arrangements	—	—	7.1
Exchange of minorities shares in Regal Cinemas for Regal Entertainment Group	44.1	—	—
Parent's basis in Edwards acquired by Regal Cinemas, Inc.	84.2	—	—

See accompanying notes to unaudited condensed consolidated financial statements

REGAL CINEMAS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 26, 2002

1.    THE COMPANY AND BASIS OF PRESENTATION

        Regal Cinemas Corporation and its wholly owned subsidiaries (collectively, the "Company" or "Regal Cinemas"), including Regal Cinemas, Inc. and its subsidiaries ("RCI"), which includes Edwards Theatres, Inc. and its subsidiaries ("Edwards"), operate multi-screen motion picture theatres principally throughout the eastern and northwestern United States. As described in Note 3—"Acquisition of Edwards Theatres, Inc.," RCI acquired all of the outstanding capital stock of Edwards from a subsidiary of its parent corporation, Regal Entertainment Group, on April 17, 2002. Unless otherwise noted, the "Company" or "Regal Cinemas" refers to Regal Cinemas Corporation and its subsidiaries on a consolidated basis, which includes RCI and Edwards as of January 24, 2002, the deemed date at which The Anschutz Corporation and its subsidiaries ("Anschutz") initially held common control in both RCI and Edwards. The Company formally operates on a 52 week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years results in a 53 week fiscal year.

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

        Regal Cinemas Corporation was formed for the primary purpose of becoming a borrower under the senior credit facilities and the issuer of the $200 million of 9 3/8% senior subordinated notes due 2012 issued upon RCI's emergence from bankruptcy. Approximately $1.8 billion of RCI's long-term debt plus approximately $196 million of accrued and unpaid interest was discharged under the terms of the Plan in exchange for total payments of approximately $575.3 million. Such liabilities were classified as a component of "liabilities subject to compromise" on the accompanying December 27, 2001 Predecessor Company (as defined below) historical debtors-in-possession balance sheet. The Company funded these payments through (i) cash on hand of RCI, (ii) a term loan ($270 million) borrowed under new senior credit facilities, and (iii) the issuance of $200 million of new 9 3/8% senior subordinated notes due 2012.

        The financial statements of the Company after RCI's emergence from bankruptcy reflect the predecessor cost basis of Anschutz and the reorganization value attributable to the common stock owned by the other RCI stockholders. The Company's 2002 financial statements include information reflecting the four week period ended January 24, 2002 (pre-reorganization) and the quarter and thirty-five week period ended September 26, 2002 (post-reorganization), which includes the results of operations of Edwards from January 24, 2002 (see Note 3—"Acquisition of Edwards Theatres, Inc."). As a result, the Company's post-reorganization financial statements have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. For financial reporting purposes, the inception date of the Reorganized Company (as defined below) is deemed to have occurred on January 24, 2002. As such, operating results and financial position for periods subsequent to January 24, 2002 are herein referred to as the "Reorganized Company" and for all periods ending on or prior to January 24, 2002 as the "Predecessor Company". See Note 4—"Reorganization" for a summary of the Company's reorganization adjustments.

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

        The Company, without audit, has prepared the condensed consolidated balance sheet as of September 26, 2002, the condensed consolidated statements of operations for the quarter and thirty-five weeks ended September 26, 2002, the four weeks ended January 24, 2002 and the quarter and three quarters ended September 27, 2001 and the condensed consolidated statements of cash flows for the thirty-five weeks ended September 26, 2002, the four weeks ended January 24, 2002 and the three quarters ended September 27, 2001 in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an audited annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 27, 2001 information is derived from the audited December 27, 2001 consolidated financial statements of RCI included in Regal Cinemas' Registration Statement on Form S-4, as amended (File No. 333-87930), filed with the Securities and Exchange Commission on July 9, 2002. Users should read the unaudited condensed consolidated financial statements included herein in conjunction with the consolidated financial statements and notes thereto included in RCI's audited financial statements. The results of operations for the quarter ended September 26, 2002 are not necessarily indicative of the operating results for the full year.

        Net income and comprehensive income are the same for all periods presented.

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2.    FORMATION OF REGAL ENTERTAINMENT GROUP

Exchange Transaction

        On March 8, 2002, the holders of 100% of the capital stock of Regal Cinemas entered into an agreement to exchange their stock for shares of stock in Regal Entertainment Group ("REG"). REG is an entity controlled by Anschutz, which was the controlling stockholder of Regal Cinemas prior to the exchange transaction. REG also agreed to exchange its stock for stock representing approximately 90% of the common stock of United Artists Theatre Company ("United Artists") and 100% of Edwards and Regal CineMedia Corporation ("Regal CineMedia"), each of which were also commonly controlled by Anschutz prior to the exchange transaction.

        On April 12, 2002, through a series of transactions, REG issued (1) 70,538,017 shares of Class B common stock to Anschutz in exchange for its controlling equity interests in Regal Cinemas, United Artists, Edwards and Regal CineMedia, (2) 14,052,320 shares of Class B common stock to OCM Principal Opportunities Fund II, L.P. and its subsidiaries ("Oaktree's Principal Activities Group") in exchange for its contribution of capital stock of Regal Cinemas and Edwards, and (3) 27,493,575 shares of Class A common stock to the other stockholders of Regal Cinemas, United Artists, Edwards and Regal CineMedia party to an exchange agreement in exchange for their capital stock of Regal Cinemas, United Artists, Edwards and Regal CineMedia.

        Upon the closing of the exchange transaction, the holders of outstanding options of United Artists and Regal Cinemas received replacement options to purchase 8,832,147 shares of Class A common stock at prices ranging from $4.44 to $12.87 per share. REG also granted to holders of United Artists warrants in exchange for their contribution to REG of outstanding warrants to purchase 3,750,000 shares of United Artists' common stock, warrants to purchase 3,928,185 shares of Class B common stock at $8.88 per share and warrants to purchase 296,129 shares of Class A common stock at $8.88 per share.

        Following the exchange transaction, Anschutz transferred beneficial ownership of 1,455,183 shares of Class B common stock to Oaktree's Principal Activities Group. In addition, Anschutz acquired an additional 697,620 shares of Class B common stock in May 2002. As a result, Anschutz owns approximately 81.8% of REG's outstanding Class B common stock, representing as of September 26, 2002 approximately 77.6% of the combined voting power of REG's outstanding common stock and, therefore, has the ability to direct the election of members of REG's board of directors and to determine the outcome of other matters submitted to the vote of REG's stockholders. Because Anschutz controls REG, the Company's parent and sole stockholder, Anschutz, has the ability to control the Company.

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

3.    ACQUISITION OF EDWARDS THEATRES, INC.

        On April 17, 2002, RCI acquired all of the outstanding capital stock of Edwards from Regal Entertainment Holdings, Inc. ("REH"), a wholly owned subsidiary of REG, for an aggregate purchase price of approximately $272.5 million, of which $238.0 million was contributed to Edwards. Following the acquisition, Edwards became a wholly owned subsidiary of RCI. As a result of RCI being under common control with Edwards, the transaction was accounted for as a contribution of Edwards to RCI by REH, at REG's historical cost basis of Edwards, in a manner similar to a pooling of interests. Accordingly, the unaudited condensed consolidated statements of operations for the quarter and thirty-five weeks ended September 26, 2002 presented herein, reflect the results of operations of Edwards from January 24, 2002, the deemed date at which Anschutz initially held common control in both RCI and Edwards.

        In connection with the acquisition of Edwards, Regal Cinemas issued $150 million principal amount of 9 3/8% senior subordinated notes due 2012 under the indenture pursuant to which Regal Cinemas sold $200 million principal amount of 9 3/8% senior subordinated notes due 2012 in January 2002. The proceeds of the notes issued on April 17, 2002, together with cash on hand at RCI and Edwards, were used by Regal Cinemas, Inc. to acquire Edwards from REH. REH used the proceeds from its sale of Edwards to RCI to repay approximately $180.7 million of senior bank debt, including accrued interest of Edwards, to redeem approximately $12.0 million of Edwards Subordinated Notes (as defined below), including accrued interest, primarily held by Anschutz and Oaktree's Principal Activities Group, and to redeem approximately $75.3 million of redeemable preferred stock of Edwards held by Anschutz, Oaktree's Principal Activities Group, Ms. Carole Ann Ruoff and Ms. Joan Edwards Randolph, both former stockholders of Edwards, and from Edwards Affiliated Holdings, LLC, a company controlled by Mr. W. James Edwards, another former stockholder of Edwards. The difference between the carrying amount and redemption price of the redeemable preferred stock of $28.2 million was recorded as a charge to equity. In addition, the Company recorded an extraordinary loss of approximately $1.3 million, net of related tax, as a result of the early redemption of the Edwards Subordinated Notes.

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

        The effects of the reorganization and purchase accounting adjustments on the Company's balance sheet as of January 24, 2002 are as follows (in millions):

	Predecessor Company January 24, 2002	Discharge of Debt(a)	Purchase Accounting and Reorganization Adjustments(b)	Reorganized Company January 24, 2002
ASSETS
Current assets:
Cash and equivalents	$286.7	$(120.0)	$—	$166.7
Accounts receivable	1.3	—	—	1.3
Construction receivables	1.8	—	—	1.8
Inventories	3.3	—	—	3.3
Prepaid and other current assets	16.0	—	(0.4)	15.6
Assets held for sale	5.9	—	(0.6)	5.3

Total current assets	315.0	(120.0)	(1.0)	194.0

Property and equipment:
Land	80.4	—	6.5	86.9
Buildings and leasehold improvements	1,014.1	—	(249.3)	764.8
Equipment	427.1	—	(102.8)	324.3
Construction in progress	3.5	—	—	3.5

Total property and equipment	1,525.1	—	(345.6)	1,179.5
Accumulated depreciation and amortization	(303.5)	—	303.5	—

Total property and equipment, net	1,221.6	—	(42.1)	1,179.5
Goodwill	336.2	—	(335.2)	1.0
Other assets	41.0	(12.8)	—	28.2

Total assets	$1,913.8	$(132.8)	$(378.3)	$1,402.7

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	2.2	13.5	—	15.7
Accounts payable	47.3	—	—	47.3
Accrued expenses	72.1	(2.9)	(0.1)	69.1
Deferred income tax liability	—	0.6	—	0.6

Total current liabilities	121.6	11.2	(0.1)	132.7

Long-term debt, less current maturities	3.2	456.5	—	459.7
Capital leases, less current maturities	1.5	—	—	1.5
Lease financing arrangements	97.7	—	—	97.7
Other liabilities	23.9	(1.9)	(21.7)	0.3
Deferred income tax liability	—	33.7	—	33.7
Liabilities subject to compromise	2,094.3	(2,019.7)	—	74.6

Total liabilities	2,342.2	(1,520.2)	(21.8)	800.2

Shareholders' equity (deficit):
Common stock	196.5	725.4	(921.9)	—
Additional paid-in capital	—	—	602.5	602.5
Retained deficit	(624.9)	661.9	(37.1)	—

Total shareholders' equity (deficit)	(428.4)	1,387.4	(356.5)	602.5

Total liabilities and shareholders' equity (deficit)	$1,913.8	$(132.8)	$(378.3)	$1,402.7

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

5.    LONG-TERM OBLIGATIONS

        As a result of RCI's plan of reorganization becoming effective on January 29, 2002, substantially all of the debt existing prior to that date was replaced by the Company's new senior credit facilities and senior subordinated notes. Long-term obligations at September 26, 2002 and December 27, 2001, consist of the following (in millions):

	Reorganized Company September 26, 2002	Predecessor Company December 27, 2001
Regal Cinemas Senior Credit Facility	$225.0	$—
Regal Cinemas 9 3/8% Senior Subordinated Notes	350.0	—
9 1/2% Senior subordinated notes due June 1, 2008	—	600.0
8 7/8% Senior subordinated debentures due December 15, 2010	—	200.0
Term Loans	—	505.0
Revolving credit facility	—	495.0
Equipment financing note payable, payable in varying quarterly installments through April 1, 2005	—	17.7
Capital lease obligations, 7.9%, maturing in 2009	1.5	1.6
Lease financing arrangements, 11.5%, maturing in various installments through 2021	98.3	99.4
Other	3.3	3.8

	678.1	1,922.5
Less current maturities	(19.2)	(2.2)
Less amounts subject to compromise	—	(1,817.8)

Total long-term obligations	$658.9	$102.5

        Regal Cinemas Senior Credit Facility—Regal Cinemas entered into an amended and restated senior credit agreement with several financial institutions including Lehman Brothers, Inc., Credit Suisse First Boston Corporation, General Electric Capital Corporation and Lehman Commercial Paper, Inc., on August 12, 2002, amending its existing senior credit agreement to increase the amount available for borrowing under the senior secured revolving credit facility from $100 million to $145 million and to decrease the amount of the senior secured term loan from $270 million to $225 million. Under the amended and restated senior credit agreement, the lenders advanced Regal Cinemas $225.0 million through a senior secured term loan, which was used, together with cash on hand at Regal Cinemas, Inc., to repay in full its existing $270.0 million term loan. The amended and restated senior credit agreement also made available, subject to the satisfaction of conditions customary for extensions of credit of this type, an additional $145.0 million through a senior secured revolving credit facility. The $225.0 million term loan will amortize at a rate of 5% per annum until December 31, 2006, with the remaining 75% due in four installments ending on December 31, 2007. The senior secured revolving credit facility became available on August 12, 2002 and will be available until January 29, 2007. Regal Cinemas also maintains a letter of credit for $15.0 million related to its general unsecured claims as of September 26, 2002, which reduces the availability under its senior secured revolving credit facility to $130 million. As of September 26, 2002, there were no amounts outstanding on the senior secured revolving credit facility.

        Borrowings under the term facility bear interest, at Regal Cinemas' option, at either the base rate or Eurodollar rate plus, in each case, an applicable margin, subject to adjustment based upon the consolidated total leverage ratio of Regal Cinemas. The base rate is a fluctuating interest rate equal to the higher of (a) the British Banking Association's prime rate or (b) the Federal Funds Effective Rate plus 0.5%. At September 26, 2002, interest on the senior secured credit facility was approximately 4.6%.

        Regal Cinemas may prepay borrowings under the amended and restated senior credit facility in whole or in part, in minimum amounts and subject to other conditions set forth in the amended and restated senior credit agreement. Regal Cinemas is required to make mandatory prepayments to the lenders from the net cash proceeds from asset sales and new debt issuances, in particular circumstances specified in the amended and restated senior credit agreement.

        Regal Cinemas' obligations are secured by, among other things, the capital stock of most of its subsidiaries, mortgages on most of its properties and a security interest in substantially all of its assets.

        The amended and restated senior credit agreement includes various financial covenants such as certain leverage and coverage ratios. The amended and restated senior credit agreement also contains customary covenants, including limitations on Regal Cinemas' ability to incur debt, and events of default, including a change of control, as defined in the amended and restated senior credit agreement. The amended and restated senior credit agreement also limits Regal Cinemas' ability to pay dividends, to make advances and otherwise to engage in intercompany transactions.

        Regal Cinemas Senior Subordinated Notes—On January 29, 2002, Regal Cinemas issued $200.0 million aggregate principal amount of 9 3/8% senior subordinated notes due 2012. Interest on the notes is payable semi-annually on February 1 and August 1 of each year, and the notes mature on February 1, 2012. The notes are jointly and severally, fully and unconditionally guaranteed by most of Regal Cinemas' existing wholly owned subsidiaries and are unsecured, ranking behind Regal Cinemas' obligations under its senior credit facility and any future senior indebtedness.

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

        RCI emerged from bankruptcy on January 29, 2002 in accordance with the Plan that was confirmed by the Bankruptcy Court on December 7, 2001. Approximately $1.817 billion of long-term debt plus $195.9 million of accrued and unpaid interest was discharged under the terms of the Plan in exchange for total payments of approximately $575.3 million. Regal Cinemas funded these payments through (i) cash on hand, (ii) a term loan ($270 million) borrowed under new senior credit facilities, and (iii) the issuance of new senior subordinated notes ($200 million). See Note 5—"Long-Term Obligations" for further description of these debt facilities. The discharge of such obligations subject to compromise for less than their recorded amounts resulted in an extraordinary gain of $661.9 million for the four week period ended January 24, 2002.

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

        The Edwards Plan also provided that Edwards' senior secured lenders receive a pay-down of $9.5 million of principal and all pre-petition and post-petition accrued and unpaid interest at the applicable non-default rate. In connection with the Edwards Plan, the Edwards Subordinated Notes were issued and the existing secured lenders established a $180.0 million restructured term loan. General unsecured creditors were entitled to receive, at their option, either a cash distribution equal to 90% of the holder's allowed claim or an unsecured seven year note equal to 100% of the allowed claim. The seven year notes provide for semi-annual interest payments, in arrears, beginning on the six-month anniversary of the effective date at a rate of 9% per annum, compounded annually. The notes also require semi-annual principal reduction payments beginning on the six-month anniversary of the Edwards effective date (September 29, 2001).

        RCI and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At September 26, 2002, approximately $33.3 million of remaining claims related to RCI's and Edwards' bankruptcy proceedings are recorded in the Company's unaudited condensed consolidated balance sheet as "Bankruptcy Claims and Liabilities". In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's financial position, results of operations or cash flows. The timing of the payment of these claims will depend upon the resolution of these claims.

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

        No benefit for income taxes was recorded for the quarter or nine months ended September 27, 2001 because the Company recorded an offsetting valuation allowance against the resulting deferred tax asset, as it was more likely than not that such deferred tax assets would not be realized. Accordingly, the effective tax rate for 2001 is 0%. The provision for income taxes of $19.3 million and $55.1 million for the quarter and thirty five weeks ended September 26, 2002 reflect effective tax rates of approximately 38.3% and 40.0%, respectively.

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

        On April 17, 2002, REG used a portion of the proceeds from REH's sale of Edwards to Regal Cinemas, Inc. to cause Edwards to redeem its Series A and Series B preferred stock. Anschutz received $47.8 million and Oaktree's Principal Activities Group received $11.9 million in the redemption of Edwards' Series A preferred stock held by them. Edwards Affiliated Holdings, LLC, Ms. Ruoff and

Ms. Randolph received an aggregate of $15.7 million in the redemption of the Edwards' Series B preferred stock held by them.

Payment of Edwards' Subordinated Notes

        On April 17, 2002, REG used a portion of the proceeds from REH's sale of Edwards to Regal Cinemas, Inc. to cause Edwards to redeem from Anschutz approximately $9.6 million and from Oaktree's Principal Activities Group approximately $2.4 million owed on the Edwards Subordinated Notes issued by Edwards to Anschutz and Oaktree's Principal Activities Group.

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

Management Agreements

        A management agreement will be effected between Regal Cinemas and United Artists under which Regal Cinemas will manage the day to day aspects of United Artists' theatre operations. Such agreement is expected to be finalized by the end of fiscal 2002 and will be recorded in the Company's financial statements upon effectiveness of the agreement. Had this agreement been in effect during the quarter ended September 26, 2002, Regal Cinemas would have recorded management fee revenues of approximately $4.5 million.

Other Transactions

        During the three quarters ended September 26, 2002, as members of the class of holders of RCI's former senior credit facilities, Anschutz, Oaktree's Principal Activities Group and Greenwich Street Capital Partners ("GSCP"), received $33.6 million, $5.6 million and $6.0 million, respectively, in respect of accrued but unpaid interest. As members of the class of holders of RCI's subordinated debt, Anschutz received cash payments of approximately $129.5 million, Oaktree's Principal Activities Group received cash payments of approximately $29.7 million and GSCP received cash payments of approximately $5.5 million in satisfaction of these claims, which payments equaled approximately 20% of the principal amount of subordinated debt held by them. Anschutz received cash payments of approximately $3.2 million, Oaktree's Principal Activities Group received cash payments of approximately $800,000 from REG and GSCP received cash payments from RCI of approximately $50,000 in respect of certain expenses incurred in connection with RCI's restructuring. In addition, REG paid GSCP $1.0 million for restructuring services.

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

        Under SFAS No. 142, we will no longer amortize goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at the reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to 40 years. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets, including excess reorganization value, recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill was $2.6 million and $7.8 million for the quarter and three quarters ended September 27, 2001. The Company's goodwill transitional impairment test indicates that the fair value of its reporting units exceed the goodwill carrying value and therefore, at this time, goodwill is not deemed to be impaired. The Company will conduct its annual valuation in the fourth quarter of 2002.

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

        The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position and results of operations.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

        In July 2001, the American Institute of Certified Public Accountants issued Emerging Issues Task Force Topic No. D-98, which requires that equity securities with redemption features that are not solely within the control of the issuer be classified outside permanent equity. This guidance was effective for our fourth quarter of 2001 and is to be applied retroactively. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the financial condition and results of operations should be read in conjunction with Regal Cinemas' consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except with respect to the "Combined Company" (as defined below under "Results of Operations") results of operations presentation for the three quarters ended September 26, 2002, for all periods reported prior to or on January 24, 2002, this discussion relates to the operations of RCI and its subsidiaries prior to RCI's emergence from bankruptcy and the acquisition by Anschutz of its controlling equity interest in RCI. Except with respect to the "Combined Company" results of operations presentation for the three quarters ended September 26, 2002, for all periods reported after January 24, 2002, this discussion relates to the operations of Regal Cinemas and its subsidiaries, including RCI, after the deemed date that RCI emerged from bankruptcy and Anschutz acquired its controlling equity interest in RCI and Edwards. With respect to the "Combined Company" results of operations presentation for the three quarters ended September 26, 2002, the operating results of RCI for the four weeks ended January 24, 2002 have been combined with the operating results of Regal Cinemas, which includes the operating results of RCI and Edwards for the thirty-five week period ended September 26, 2002. While the actual date that RCI emerged from bankruptcy and Anschutz acquired its controlling equity interest in RCI was January 29, 2002, for financial reporting purposes the date is deemed to be January 24, 2002. Regal Cinemas Corporation was organized primarily to acquire and hold the shares of common stock of Regal Cinemas, Inc.

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

Critical Accounting Policies

        Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. Such estimates and judgments are evaluated and modified as necessary on an ongoing basis. We believe that the following significant accounting policies may involve a higher degree of judgment and complexity:

  •
  The Company estimates its film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Film costs and the related film costs payable are adjusted to the final film settlement in the period that the Company settles with the distributors. Actual film costs and film costs payable could differ materially from those estimates.

  •
  We depreciate and amortize the components of our property and equipment on a straight-line basis over the estimated useful lives of the assets. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. When necessary, the assets' useful lives are revised and the impact on depreciation and amortization is recognized on a prospective basis. Actual values could differ materially from these estimates.

  •
  We applied the provisions of reorganization and purchase accounting when recording the acquisitions of controlling equity interests by Anschutz and the emergence from bankruptcy of the theatre companies. These accounting principles require that we estimate the fair value of the individual assets and liabilities including estimates of bankruptcy-related claims. The valuation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ materially from actual results.

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

        RCI emerged from bankruptcy on January 29, 2002 in accordance with the Plan that was confirmed by the Bankruptcy Court on December 7, 2001. On January 29, 2002, RCI also became our wholly owned subsidiary. The transaction was accomplished by the issuance of 7,500,000 shares of our common stock in exchange for 100% of the outstanding common stock of RCI. We were formed for the primary purpose of providing financing to RCI through borrowings under senior credit facilities and becoming the issuer of $200 million of senior subordinated notes upon RCI's emergence from bankruptcy.

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

        The Company's 2002 statements of operations include information reflecting the four week period ended January 24, 2002 (Predecessor Company) and the quarter and thirty-five week period ended September 26, 2002 (Reorganized Company). As a result, the Company's post-reorganization statements of operations have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization and RCI's acquisition of Edwards. For financial reporting purposes, the inception date of the Reorganized Company is deemed to be January 24, 2002. As such, operating results and financial position for periods subsequent to January 24, 2002 are herein referred to as the "Reorganized Company" and for all periods ending on or prior to January 24, 2002 as the "Predecessor Company".

        In order to provide a meaningful basis of comparing the three quarter periods ended September 26, 2002 and September 27, 2001 for purposes of the following tables and discussion, the operating results of the Reorganized Company for the thirty-five weeks ended September 26, 2002, which includes the results of operations of Edwards for the period from January 24, 2002 to September 26, 2002, have been combined with the operating results of the Predecessor Company for the four weeks ended January 24, 2002 (collectively referred to as "Combined Company") and are compared to the three quarters ended September 27, 2001. Depreciation, amortization and certain other line items included in the operating results of the Combined Company are not comparable between periods as the four weeks ended January 24, 2002 and the quarter and three quarters ended September 27, 2001 of the Predecessor Company do not include the effects of fresh-start and purchase accounting adjustments. The combining of reorganized and predecessor periods is not in accordance with accounting principles generally accepted in the United States of America.

        The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in Regal Cinemas' consolidated statements of operations:

	Regal Cinemas Corporation	Combined Company	Regal Cinemas, Inc.
	Quarter Ended September 26, 2002	Three Quarters Ended September 26, 2002	Quarter Ended September 27, 2001	Three Quarters Ended September 27, 2001
Revenues:
Admissions	68.5%	68.6%	68.4%	68.8%
Concessions	28.0	28.0	27.8	27.5
Other operating revenues	3.5	3.4	3.8	3.7

Total operating revenues	100.0	100.0	100.0	100.0
Direct theatre costs:
Film rental and advertising costs	36.8	37.1	36.6	36.5
Cost of concessions	4.0	4.0	4.1	4.0
Other theatre operating expenses	33.4	32.3	35.8	38.6
General and administrative	2.8	3.0	2.9	2.8

Sub-Total	77.0	76.4	79.4	81.9
Merger and restructuring expenses	0.4	0.8	1.1	1.3
Depreciation and amortization	6.8	6.4	7.3	7.8
Theatre closing costs and (gain) loss on disposal of operating assets	—	—	0.8	3.6
Loss on impairment of assets	—	0.1	4.2	7.4

Total operating expenses	84.2%	83.7%	92.8%	(102.0)%

Operating income (loss)	15.8%	16.3%	7.2%	(2.0)%

Quarters and Three Quarters Ended September 26, 2002 and September 27, 2001

Total Revenues

        The following table summarizes certain revenues and revenue-related data for the quarter ended September 26, 2002 ("Q3 2002 period"), the three quarters ended September 26, 2002 ("Fiscal 2002 period"), the quarter ended September 27, 2001 ("Q3 2001 period") and the three quarters ended September 27, 2001 ("Fiscal 2001 period") (in millions, except average prices):

	Regal Cinemas Corporation	Combined Company	Regal Cinemas, Inc.
	Quarter Ended September 26, 2002	Three Quarters Ended September 26, 2002	Quarter Ended September 27, 2001	Three Quarters Ended September 27, 2001
Admissions	$284.1	$838.1	$209.2	$609.2
Concessions	116.1	342.3	85.2	243.9
Other operating revenues	14.7	41.0	11.6	32.3

Total operating revenues	$414.9	$1,221.4	$306.0	$885.4
Attendance	47.6	141.8	36.9	108.9
Average ticket price	5.97	5.91	5.67	5.59
Average concession per patron	2.44	2.41	2.31	2.24

Admissions

        Total admissions revenues increased $74.9 million, or 35.8%, to $284.1 million for the Q3 2002 period, from $209.2 million for the Q3 2001 period. The increase in admissions revenues in the Q3 2002 period compared to Q3 2001 period was primarily attributable to a 5.3% increase in ticket prices coupled with a 29.0% increase in attendance, of which 27.3% is related to the inclusion of Edwards for the Q3 2002 period.

        Total admissions revenues increased $228.9 million, or 37.6%, to $838.1 million for the Fiscal 2002 period, from $609.2 million for the Fiscal 2001 period. The increase in admissions revenues in the Fiscal 2002 period compared to the Fiscal 2001 period was primarily attributable to a 5.7% increase in ticket prices coupled with a 30.2% increase in attendance, of which 25.1% relates to the inclusion of Edwards from January 24, 2002.

Concessions

        Total concessions revenues increased $30.9 million, or 36.3%, to $116.1 million for the Q3 2002 period, from $85.2 million for the Q3 2001 period. The increase in concessions revenues in the Q3 2002 period compared to the Q3 2001 period was due to a 5.6% increase in average concessions per patron, coupled with a 29.0% increase in attendance. The increase in attendance is primarily a result of the inclusion of the results of Edwards for the Q3 2002 period.

        Total concessions revenues increased $98.4 million, or 40.3%, to $342.3 million for the Fiscal 2002 period, from $243.9 million for the Fiscal 2001 period. The increase in concessions revenues in the Fiscal 2002 period compared to the Fiscal 2001 period was due to a 7.6% increase in average concessions per patron, coupled with a 30.2% increase in attendance, which is principally related to the inclusion of Edwards from January 24, 2002. Additionally, the mix of film product during the Fiscal 2002 period consisted of a higher percentage of family films, which typically generate higher concession sales per patron.

Other Operating Revenues

        Total other operating revenues increased $3.1 million, or 26.7%, to $14.7 million for the Q3 2002 period, from $11.6 million for the Q3 2001 period. Total other operating revenues increased $8.7 million, or 26.9%, to $41.0 million for the Fiscal 2002 period, from $32.3 million for the Fiscal 2001 period. Included in other operating revenues are on-screen advertising revenues and other marketing revenues from certain of the Company's vendor marketing programs. The increase was primarily attributable the inclusion of Edwards and to a lesser extent, increases in the Company's revenues from vendor marketing programs during the Q3 2002 and Fiscal 2002 periods.

Direct Theatre Costs

        The following table summarizes direct theatre costs for the Q3 2002, Fiscal 2002, Q3 2001 and Fiscal 2001 periods (dollars in millions):

	Regal Cinemas Corporation		Combined Company		Regal Cinemas Inc.
	Quarter Ended September 26, 2002		Three Quarters Ended September 26, 2002		Quarter Ended September 27, 2001		Three Quarters Ended September 27, 2001
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	152.9	53.8	452.8	54.0	111.9	53.5	323.4	53.1
Cost of concessions(2)	16.4	14.1	49.1	14.3	12.4	14.6	35.8	14.7
Other theatre operating expenses(3)	138.6	33.4	394.8	32.3	109.6	35.8	342.0	38.6

Total direct theatre costs(3)	307.9	74.2	896.7	73.4	233.9	76.4	701.2	79.2

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

        Film rental and advertising costs increased $41.0 million, or 36.6%, to $152.9 million in the Q3 2002 period, from $111.9 million in the Q3 2001 period. Film rental and advertising costs as a percentage of admissions revenues increased to 53.8% in the Q3 2002 period as compared to 53.5% in the Q3 2001 period. Film rental and advertising costs increased $129.4 million, or 40.0%, to $452.8 million in the Fiscal 2002 period, from $323.4 million in the Fiscal 2001 period. Film rental and advertising costs as a percentage of admissions revenues increased to 54.0% in the Fiscal 2002 period as compared to 53.1% in the Fiscal 2001 period. The increase in film rental and advertising costs in the Q3 2002 and Fiscal 2002 periods from the Q3 2002 and Fiscal 2001 periods was primarily attributable to the inclusion of Edwards in 2002 coupled with higher box office revenues, which translated into higher film rental costs.

Cost of Concessions

        Cost of concessions increased $4.0 million, or 32.3%, to $16.4 million in the Q3 2002 period, from $12.4 million in the Q3 2001 period. Cost of concessions as a percentage of concessions revenues decreased to 14.1% in the Q3 2002 period as compared to 14.6% in the Q3 2001 period. Cost of concessions increased $13.3 million, or 37.2%, to $49.1 million in the Fiscal 2002 period, from $35.8 million in the Fiscal 2001 period. Cost of concessions as a percentage of concessions revenues decreased to 14.3% in the Fiscal 2002 period as compared to 14.7% in the Fiscal 2001 period. The decrease in the cost of concessions in Q3 2002 and Fiscal 2002 periods as a percentage of concessions revenues is primarily attributable to the realization of operating efficiencies realized through the integration of Edwards and Regal Cinemas in the Fiscal 2002 period.

Other Theatre Operating Expenses

        Other theatre operating expenses increased $29.0 million, or 26.5%, to $138.6 million in the Q3 2002 period, from $109.6 million in the Q3 2001 period. Other theatre operating expenses as a percentage of total revenues decreased to 33.4% in the Q3 2002 period as compared to 35.8% in the Q3 2001 period. Other theatre operating expenses increased $52.8 million, or 15.4%, to $394.8 million in the Fiscal 2002 period, from $342.0 million in the Fiscal 2001 period. Other theatre operating expenses as a percentage of total revenues decreased to 32.3% in the Fiscal 2002 period as compared to 38.6% in the Fiscal 2001 period. The decrease in other theatre operating expenses as a percentage of total revenues in the Q3 2002 and Fiscal 2002 periods was primarily attributable to declines in rent and occupancy costs associated with the closure of certain under-performing theatres in 2001 coupled with operating efficiencies realized through the integration of Edwards and Regal Cinemas in the Fiscal 2002 period.

General and Administrative Expenses

        General and administrative expenses increased $2.7 million or 30.3% to $11.6 million during the Q3 2002 period, from $8.9 million in the Q3 2001 period. As a percentage of total revenues, general and administrative expenses were approximately 2.8% and 2.9% in the Q3 2002 and Q3 2001 periods, respectively. The increase during the Q3 2002 period in general and administrative expense was primarily attributable to higher staffing levels maintained during the Q3 2002 period and other costs associated with the integration of Regal Cinemas and Edwards.

        General and administrative expenses increased $12.2 million or 50.0% to $36.6 million during the Fiscal 2002 period, from $24.4 million in the Fiscal 2001 period. As a percentage of total revenues, general and administrative expenses were approximately 3.0% and 2.8% in the Fiscal 2002 and Fiscal 2001 periods, respectively. The increase during the Fiscal 2002 period in general and administrative expense was primarily attributable to higher staffing levels maintained during the Fiscal 2002 period and other costs associated with the integration of Regal Cinemas and Edwards.

Depreciation and Amortization

        Depreciation and amortization increased $5.7 million, or 25.6%, to $28.0 million in the Q3 2002 period, from $22.3 million in the Q3 2001 period. Depreciation and amortization increased $9.3 million, or 13.5%, to $78.3 million in the Fiscal 2002 period, from $69.0 million in the Fiscal 2001 period. The increase during the Q3 2002 and Fiscal 2002 periods in depreciation and amortization is due to the inclusion of Edwards, offset by the closure of certain under-performing theatres and write down of property and equipment associated with Regal Cinemas' reorganization, and the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which resulted in the Company no longer amortizing certain identifiable intangible assets.

Operating Income (Loss)

        Operating income totaled approximately $65.5 million for the Q3 2002 period. The reported operating income for the Q3 2002 period represents an increase of $43.6 million from operating income of $21.9 million in the Q3 2001 period. The increase in operating income is primarily attributable to the growth in total revenues coupled with the realized benefits of the integration of Edwards into Regal Cinemas in addition to the line items discussed in previous sections.

        Operating income totaled approximately $199.2 million for the Fiscal 2002 period. The reported operating income for the Fiscal 2002 period represents an increase of $217.0 million from the $17.8 million operating loss in the Q3 2001 period. The increase in operating income reflects the impact of our restructuring efforts. The Fiscal 2001 period included charges for theatre closing costs and loss on disposal of operating assets of $31.9 million and loss on impairment of assets of $65.3 million. Such reported line items were significantly less in the Fiscal 2002 period as a result of our restructuring efforts. In addition, an increase in total revenue coupled with the realized benefits of the integration of Edwards into Regal Cinemas contributed to the increase in operating income.

Interest Expense

        Interest expense decreased $31.8 million, or 67.5%, to $15.3 million in the Q3 2002 period, from $47.1 million in the Q3 2001 period. Interest expense decreased $98.0 million, or 66.8%, to $48.8 million in the Fiscal 2002 period, from $146.8 million in the Fiscal 2001 period. The decrease in interest expense in the Q3 2002 and Fiscal 2002 periods is due to RCI's debt restructuring associated with its Chapter 11 bankruptcy filing, coupled with lower average outstanding interest rates on our new outstanding debt. RCI emerged from bankruptcy on January 29, 2002.

Income Taxes

        No benefit for income taxes was recorded in the Q3 2001 and Fiscal 2001 periods because the Company recorded offsetting valuation allowances against the resulting deferred tax assets, as it was more likely than not that such deferred tax assets would not be realized. Accordingly, the effective tax rate for the Q3 2001 and Fiscal 2001 periods was 0%. The provision for income taxes of $19.3 million for the Q3 2002 period and $55.1 million for the thirty-five weeks ended September 26, 2002 reflect effective tax rates of approximately 38.3% and 40.0%, respectively.

Net Income (Loss)

        Net income totaled $31.2 million for the Q3 2002 period. The reported net income for the Q3 2002 period represents an increase of $57.7 million from the $26.5 million net loss in the Q3 2001 period. Net income totaled $503.2 million for the Fiscal 2002 period, which represents an increase of $651.4 million from the $148.2 million net loss in the Fiscal 2001 period. The Fiscal 2002 period includes a $661.9 million extraordinary gain on extinguishment of debt related to the RCI restructuring.

Liquidity and Capital Resources

        Our revenues are generally collected in cash through admissions and concessions revenues. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues, and the cost of our concessions are generally paid to vendors approximately 30 days from purchase. Because our revenues are primarily cash transactions from admissions and concessions, but our current liabilities generally include items that will become due within twelve months, at any given time, our balance sheet is likely to reflect a working capital deficit.

        We primarily lease our theatres pursuant to long-term non-cancelable operating leases. As of September 26, 2002, the Company's estimated contractual cash obligations over the next several years are as follows (in millions):

	Payments Due by Period
	Total	Current	2-3 Years	4-5 Years	After 5 Years
Contractual Cash Obligations
Long-term debt	$575.0	$16.8	$22.5	$22.5	$513.2
Capital lease obligations	1.5	—	0.1	0.1	1.3
Lease financing arrangements	98.3	1.8	3.9	5.5	87.1
General unsecured creditors	33.3	33.3	—	—	—
Other long-term obligations	3.3	0.5	1.1	1.2	0.5
Operating leases	1,813.3	110.7	224.2	223.2	1,255.2

	$2,524.7	$163.1	$251.8	$252.5	$1,857.3

        The following table summarizes our potential commitments based on arrangements in place as of September 26, 2002 (in millions):

	Total Amounts Committed	Current	2-3 Years	4-5 Years	After 5 Years
Other Commercial Commitments
Lines of credit	$145.0	—	—	—	$145.0
Total commercial commitments	$145.0	—	—	—	$145.0

        We fund the cost of our capital expenditures through internally generated cash flow, cash on hand and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres and upgrading our theatre facilities. During the Fiscal 2002 and Fiscal 2001 periods, we invested $28.7 million and $23.7 million, respectively, in capital expenditures.

        We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. We anticipate that capital expenditures related to our theatre circuit will be approximately $45 million in 2002. Approximately $35.0 million represents maintenance capital expenditures as we plan to open one new theatre in 2002. The Company currently expects capital expenditures for theatre development, expansion, upgrading and maintenance in 2003 to be between approximately $50 million and $60 million.

        Cash flows generated from operating activities were approximately $154.5 million for the Fiscal 2002 period compared to approximately $56.4 million for the Fiscal 2001 period. The increase was attributable to increases in net income and certain non-cash items and changes in working capital items.

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

Financing Arrangements

        The following is a description of material indebtedness of the Company:

  Regal Cinemas Senior Credit Facility

        Regal Cinemas entered into an amended and restated senior credit agreement with several financial institutions including Lehman Brothers, Inc., Credit Suisse First Boston Corporation, General Electric Capital Corporation and Lehman Commercial Paper, Inc., on August 12, 2002, amending its existing senior credit agreement to increase the amount available for borrowing under the senior secured revolving credit facility from $100 million to $145 million and to decrease the amount of the senior secured term loan from $270 million to $225 million. Under the amended and restated senior credit agreement, the lenders advanced Regal Cinemas $225.0 million through a senior secured term loan, which was used, together with cash on hand at Regal Cinemas, Inc., to repay in full its existing $270.0 million term loan. The amended and restated senior credit agreement also made available, subject to the satisfaction of conditions customary for extensions of credit of this type, an additional $145.0 million through a senior secured revolving credit facility. The $225.0 million term loan will amortize at a rate of 5% per annum until December 31, 2006, with the remaining 75% due in four installments ending on December 31, 2007. The senior secured revolving credit facility became available on August 12, 2002 and will be available until January 29, 2007. Regal Cinemas also maintains a letter of credit for $15.0 million related to its general unsecured claims as of September 26, 2002, which reduces the availability under its senior secured revolving credit facility to $130 million. As of September 26, 2002, there were no amounts outstanding on the senior secured revolving credit facility.

        Borrowings under the term facility bear interest, at Regal Cinemas' option, at either the base rate or Eurodollar rate plus, in each case, an applicable margin, subject to adjustment based upon the consolidated total leverage ratio of Regal Cinemas. The base rate is a fluctuating interest rate equal to the higher of (a) the British Banking Association's prime rate or (b) the Federal Funds Effective Rate plus 0.5%. At September 26, 2002, interest on the senior credit facility was approximately 4.6%.

        Regal Cinemas may prepay borrowings under the amended and restated senior credit agreement in whole or in part, in minimum amounts and subject to other conditions set forth in the amended and restated senior credit agreement. Regal Cinemas is required to make mandatory prepayments to the lenders from:

  •
  the net cash proceeds from asset sales in particular circumstances specified in the amended and restated senior credit agreement; and

  •
  the net cash proceeds from new debt issuances in particular circumstances specified in the amended and restated senior credit agreement.

        The mandatory prepayment of the obligations under the amended and restated senior credit agreement is subject to specified exceptions. The lenders under the term loan facility may elect to decline any mandatory prepayment.

        Regal Cinemas' obligations are secured by, among other things, the capital stock of most of its subsidiaries, mortgages on most of its properties and a security interest in substantially all of its assets.

        The amended and restated senior credit agreement includes several financial covenants. Regal Cinemas cannot permit, at the end of each applicable fiscal quarter:

  •
  its ratio of consolidated total debt to consolidated EBITDA (as defined in the credit agreement) to exceed the ratio of (a) 3.5 to 1 for the third fiscal quarter in 2002 through the fourth fiscal quarter in 2004 and (b) 3.25 to 1 for the first fiscal quarter in 2005 through the fourth fiscal quarter in 2007 and thereafter;

  •
  its ratio of consolidated EBITDA plus consolidated rent expense to interest plus rent expense to be less than 1.50 to 1 for any period of four consecutive fiscal quarters;

  •
  its ratio of consolidated senior debt to consolidated EBITDA to exceed the ratio of (a) 2.50 to 1 for the third fiscal quarter in 2002 through the fourth fiscal quarter in 2003, (b) 2.25 to 1 for the first fiscal quarter 2004 through the fourth fiscal quarter in 2004, and (c) 2.00 to 1 from the first fiscal quarter in 2005 through the fourth fiscal quarter in 2007, and thereafter;

  •
  its ratio of consolidated adjusted debt to consolidated EBITDA plus consolidated rent expense to exceed the ratio of (a) 5.50 to 1 for the third fiscal quarter in 2002 through the fourth fiscal quarter in 2004, and (b) 5.25 to 1 for the first fiscal quarter in 2005 through the fourth fiscal quarter in 2007 and thereafter; or

  •
  its capital expenditures as a percentage of the prior year's EBITDA to exceed 25% for fiscal 2002 and up to 35% for each year thereafter.

        The amended and restated senior credit agreement also contains customary covenants, including limitations on Regal Cinemas' ability to incur debt, and events of default, including a change of control, as defined in the amended and restated senior credit agreement. The amended and restated senior credit agreement also limits Regal Cinemas' ability to pay dividends, to make advances to the Company or its other subsidiaries and otherwise to engage in intercompany transactions. These limitations will restrict its ability to fund operations outside of Regal Cinemas with funds generated at Regal Cinemas.

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

Bankruptcy Claims

        RCI and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At September 26, 2002, the Company had accrued approximately $33.3 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on liquidity. To the extent the RCI claims are allowed by the bankruptcy court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility. To the extent the Edwards claims are allowed by the bankruptcy court, they will be funded from restricted cash that has been set aside, cash on hand, cash from operations and, if the allowed claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of these claims will depend upon the resolution of these claims.

  Recent Accounting Pronouncements

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

        Under SFAS No. 142, the Company can no longer amortize goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at the reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to 40 years. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets, including excess reorganization value, recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill was $2.6 million and $7.8 million for the quarter and three quarters ended September 27, 2001. The Company's goodwill transitional impairment test indicates that the fair value of its reporting units exceed the goodwill carrying value and therefore, at this time, goodwill is not deemed to be impaired. The Company will conduct its annual valuation in the fourth quarter of 2002.

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

        The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position and results of operations.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

        In July 2001, the American Institute of Certified Public Accountants issued Emerging Issues Task Force Topic No. D-98, which requires that equity securities, with redemption features that are not solely within the control of the issuer, be classified outside permanent equity. This guidance was effective for the Company's fourth quarter of 2001 and is to be applied retroactively. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

  Seasonality

        The Company's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, studios release the most marketable motion pictures during the summer and the holiday seasons. The unexpected emergence of a "hit" film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on the Company's results of operations, and the results of one quarter are not necessarily indicative of the results for the next or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

  Inflation

        The Company does not believe that inflation has had a material impact on its financial position or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. The Company's senior credit facilities provide for variable rate interest that could be adversely affected by an increase in interest rates. As of September 26, 2002, the

Company had term borrowings of $225.0 million under its senior credit facilities. Borrowings under these facilities bore interest, at the Company's option, at either a base rate (which will be the higher of prime rate of Bankers Trust Company or federal funds rate plus 0.5%) or the Eurodollar Rate plus, in each case, an applicable margin. The applicable margin can range from 1.50% to 3.25% for the revolving credit facility and 1.50% to 2.75% for the term loan facility. At September 26, 2002, the borrowings outstanding under the Company's term credit facilities bore interest at approximately 4.6% per year. A one-half percent rise in the interest rate on the Company's variable rate indebtedness held at September 26, 2002, would have increased reported interest expense by approximately $281,000 for the quarter ended September 26, 2002 and approximately $750,000 for the three quarters ended September 26, 2002.

Item 4. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II—OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

Exhibit Number	Exhibit Description
10.1	Amended and Restated Credit Agreement, dated as of August 12, 2002, among Regal Cinemas Corporation, as Brorrower, Regal Cinemas, Inc., as Borrower, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse First Boston, as Joint Advisors, Joint Lead Arrangers and Joint Book Managers, Credit Suisse First Boston, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent and Lehman Commercial Paper Inc., as Administrative Agent (filed as Exhibit 10.1 to Regal Cinemas Corporation's Form 10-Q for the fiscal quarter ended June 27, 2002 (Commission File No. 333-87930) and incorporated herein by reference)
  (b)
  Reports on Form 8-K.

        On August 26, 2002, the Company filed a current report on Form 8-K under "Item 9. Regulation FD Disclosure."

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL CINEMAS CORPORATION
Date: November 12, 2002	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer
Date: November 12, 2002	By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer

CERTIFICATIONS

        I, Michael L. Campbell, Chief Executive Officer of Regal Cinemas Corporation, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Regal Cinemas Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer

CERTIFICATIONS

        I, Amy E. Miles, Chief Financial Officer and Executive Vice President of Regal Cinemas Corporation, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Regal Cinemas Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ AMY E. MILES Amy E. Miles Chief Financial Officer and Executive Vice President

REGAL CINEMAS CORPORATION

Exhibit Index

LISTS OF EXHIBITS FILED WITH FORM 10-Q FOR
THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2002

Exhibit Number	Exhibit Description
10.1	Amended and Restated Credit Agreement, dated as of August 12, 2002, among Regal Cinemas Corporation, as Borrower, Regal Cinemas, Inc., as Borrower, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse First Boston, as Joint Advisors, Joint Lead Arrangers and Joint Book Managers, Credit Suisse First Boston, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent and Lehman Commercial Paper Inc., as Administrative Agent (filed as Exhibit 10.1 to Regal Cinemas Corporation's Form 10-Q for the fiscal quarter ended June 27, 2002 (Commission File No. 333-87930) and incorporated herein by reference)

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
Regal Cinemas Corporation Unaudited Condensed Consolidated Balance Sheets (In millions, except share data)
Regal Cinemas Corporation Unaudited Condensed Consolidated Statements of Operations (In millions)
Regal Cinemas Corporation Unaudited Condensed Consolidated Statements of Cash Flows (In millions)
REGAL CINEMAS CORPORATION NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 26, 2002
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
REGAL CINEMAS CORPORATION Exhibit Index LISTS OF EXHIBITS FILED WITH FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2002