Form 10-K
period 2002-12-26
REGAL CINEMAS CORP
filed 2003-03-26
CIK 1172371

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2002

Commission file number: 333-87930

Regal Cinemas Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0624987 (Internal Revenue Service Employer Identification Number)
7132 Regal Lane, Knoxville, TN (Address of Principal Executive Offices)	37918 (Zip Code)
Registrant's Telephone Number, Including Area Code: 865/922-1123

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

Common Stock—7,500,000 shares outstanding at March 26, 2003

TABLE OF CONTENTS

PART I
Item 1. Business
The Company
Description of Business
Industry Overview
Industry Trends
Theatre Operations
Regal CineMedia Operations
Film Distribution
Film Licensing
Concessions
Competition
Marketing and Advertising
Management Information Systems
Seasonality
Employees
Regulation
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Critical Accounting Policies
Basis of Presentation
Results of Operations for the Years Ended December 26, 2002, December 27, 2001 and December 28, 2000
Liquidity and Capital Resources
Quarterly Results
Inflation
Seasonality
Recent Accounting Pronouncements
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K

REGAL CINEMAS CORPORATION

PART I

Item 1. BUSINESS

THE COMPANY

        Regal Cinemas Corporation, a Delaware corporation organized on January 29, 2002 ("we," "us," "our," the "Company" or "Regal Cinemas"), is the parent company of Regal Cinemas, Inc. ("RCI") and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards") and Regal CineMedia Corporation ("RCM"). The terms RCI, Edwards and RCM shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

        As described in Note 1 to the financial statements included in Part II, Item 8, of this Form 10-K, which is incorporated herein by reference, on January 29, 2002, RCI became a wholly owned subsidiary of Regal Cinemas when The Anschutz Corporation and its subsidiaries ("Anschutz") and the other shareholders of RCI exchanged their common stock of RCI for an aggregate of 7,500,000 shares of common stock of Regal Cinemas. Regal Cinemas was formed for the primary purpose of becoming a borrower under the senior credit facilities described below and the issuer of the $200 million of 9 3/8% senior subordinated notes due 2012 issued upon RCI's emergence from bankruptcy.

        Each of the theatre circuits operated by RCI and Edwards emerged from bankruptcy reorganization under Chapter 11 of Title 11 of the United States Code prior to the Company's acquisition of such entities. For a detailed discussion of these bankruptcy proceedings, please see Notes 1 and 7 to the accompanying financial statements.

        We became a wholly owned subsidiary of Regal Entertainment Group ("REG") on April 12, 2002 in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary Regal Entertainment Holdings, Inc. ("REH"), also acquired Edwards and RCM. REG is controlled by Anschutz, which controlled each of us, Edwards and RCM prior to REG's acquisition of us and them in the exchange transaction. Following the exchange transaction, RCI acquired Edwards and RCM from REH in transactions discussed in Note 4 to the accompanying financial statements.

        The Company manages its business under one reportable segment—theatre exhibition operations.

DESCRIPTION OF BUSINESS

Overview

        Regal Cinemas owns and operates the largest and most geographically diverse theatre circuit in the United States, consisting of 4,164 screens in 338 theatres in 31 states as of December 26, 2002, with over 190 million annual attendees. In addition, Regal Cinemas operates 1,499 screens in 186 theatres for United Artists Theatre Circuit, Inc. ("United Artists") pursuant to a management agreement. The Company's geographically diverse circuit includes theatres in 7 of the top 10 and 36 of the top 50 U.S. demographic market areas, which includes locations in suburban growth areas. The Company primarily operates multi-screen theatres and has an average of 12.3 screens per location, which is well above the 2002 average of 5.8 screens per location for the North American motion picture exhibition industry. The Company develops, acquires and operates multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the U.S. The Company seeks to locate each theatre where it will be the sole or leading exhibitor within a particular geographic film-licensing zone. Management believes that at December 26, 2002, approximately 87.2% of the Company's screens were located in film licensing zones in which the Company was the sole exhibitor. RCM was formed during 2002 to focus exclusively on the expansion of ancillary businesses, such as advertising, and the creation of new complementary business lines that leverage the Company's existing asset and customer bases. The Company believes the size, reach and quality of its theatre circuit provide an exceptional platform to realize economies of scale in its theatre operations and capitalize on RCM's ancillary revenue opportunities.

INDUSTRY OVERVIEW

        The domestic motion picture exhibition industry has historically maintained steady growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 6% and annual attendance grew to approximately 1.6 billion attendees in 2002, an increase of 9% from 2001. The industry has been relatively unaffected by downturns in the economic cycle, with total box office revenues and attendance growing in three of the last five recessions. In 2002, total box office revenues increased for the eleventh consecutive year, increasing from 2001 by approximately 13% to $9.5 billion.

        During the late 1990's, the domestic motion picture exhibition industry underwent a period of extraordinary new theatre construction and the upgrade of older theatres. From 1996 to 1999, the number of screens increased at a compound annual growth rate of approximately 8%, which was more than double the industry's screen growth rate of approximately 3.5% from 1965 to 1995. The aggressive building strategies undertaken by exhibitors resulted in intensified competition in once stable markets and rendered many older theatres obsolete more rapidly than anticipated. This effect, together with the fact that many older theatres were under long-term, non-cancelable leases, created an oversupply of screens, which caused both attendance per screen and revenue and operating income per screen to decline. Most major exhibitors used extensive debt financing to fund their expansion efforts and experienced significant financial challenges in 1999 and 2000.

        In 2000 and 2001, substantially all of the major exhibitors of motion pictures reduced their expansion plans and implemented screen rationalization plans to close under-performing theatres. During this period, the number of screens declined by approximately 1,800, the first screen decline since 1963. This screen count rationalization has benefited exhibitors as patrons of closed theatres have migrated to remaining theatres, thereby increasing industry-wide attendance per screen and operating efficiencies.

        The recent industry expansion was primarily driven by major exhibitors upgrading their asset bases to an attractive megaplex format that typically included 10 or more screens per theatre and adding enhanced features such as stadium seating, improved projection quality and superior sound systems. From 1996 to 1999, the five largest motion picture exhibitors spent in the aggregate over $4.1 billion on capital expenditures to expand and upgrade their theatre circuits. As a result of the extensive capital investment over the last several years, we believe future capital expenditures needed to maintain these modern theatres will be modest.

        We believe that another evolution of theatre formats beyond the current megaplex is unlikely to occur in the foreseeable future. We believe theatres larger than the current 10 to 18 screen megaplex are not able to generate attractive returns in most locations because of the substantial market suitability requirements to generate a level of profitability similar to the current megaplex format. In addition, for the foreseeable future, we do not believe that additional major amenities will be required to meaningfully enhance the moviegoing experience. Consequently, we believe major exhibitors have reduced capital spending and the rate of new screen growth substantially.

INDUSTRY TRENDS

        We believe that the U.S. motion picture exhibition industry will benefit from the following trends:

        Increased Marketing of New Releases by Studios.    Movie studios have increased marketing expenditures per new film at a compound annual growth rate of approximately 8% from 1995 to 2002. Because domestic movie theatres are the primary distribution channel for domestic film releases, the theatrical success of a film is often the most important factor in establishing its value in other film distribution channels, including home video, cable television, broadcast television and international releases. We believe that movie studios have placed an increased emphasis on theatrical success because these secondary distribution channels represent important and growing sources of additional revenues.

        Affordable and Increasingly Attractive Form of Entertainment.    We believe that patrons are attending movies more frequently because movie-going is convenient, affordable and attractively priced relative to other forms of out-of-home entertainment. The average price per patron continues to compare favorably to other out-of-home entertainment alternatives such as concerts and sporting events. Since 1992, average movie ticket prices have increased at a compound annual growth rate of only 3%, while ticket prices for professional sporting events and concerts have increased at approximately three times that rate. Over the same time period, per capita movie attendance has grown from 4.6 to 5.7 times per year.

        Ongoing Screen Rationalization.    In 2000 and 2001, substantially all of the major motion picture exhibitors reduced their expansion plans and implemented screen rationalization programs to close under-performing theatres. This screen count rationalization benefits exhibitors as patrons of closed theatres migrate to remaining theatres, thereby increasing industry-wide attendance per screen and operating efficiencies.

        Model Facilities Lower Future Capital Requirements.    We believe that the modern, 10 to 18 screen megaplex theatre is the appropriate facility for most markets. Over the last several years, major exhibitors have spent substantial capital upgrading their asset bases, including the development of the megaplex format and introducing enhanced amenities such as stadium seating and digital sound. Given the substantial capital spent on theatre circuit expansion and facilities upgrades, we believe that major exhibitors have reduced their capital spending for new theatre construction or further upgrades.

        Increasing Appeal of a Diversity of Films.    Box office revenues are increasingly diversified among a number of strong movies rather than concentrated on a few major "hits." Box office revenues from the top 10 grossing movies as a percentage of annual total box office revenues have declined from an average of 29% during 1990 through 1992 to an average of 26% during 2000 through 2002. This increased appeal in the breadth of films benefits exhibitors by expanding the demographic base of moviegoers and generating greater attendance at a wider variety of movies as opposed to attracting patrons to only a few major releases.

        Extension of Movie Release Calendar Reduces Seasonality.    Distributors have increasingly staggered new releases over more weekends as opposed to opening multiple movies on the same weekend or saving major releases for only a few holiday weekends. This trend has reduced the seasonality of box office revenues by spreading attendance over an extended period of time, which we believe benefits exhibitors by increasing admissions and concessions revenues.

THEATRE OPERATIONS

        We operate the largest theatre circuit in the United States with 4,164 screens in 338 theatres in 31 states as of December 26, 2002. We operate theatres in 7 of the top 10 and 36 of the top 50 U.S. demographic market areas, which include locations in suburban growth areas. We target prime locations with excellent access to large, high patron-traffic areas. We operate our theatre circuit using our brands through our wholly owned subsidiaries, RCI and Edwards.

        We primarily operate multi-screen theatres. Our multi-screen theatre complexes typically contain 10 to 18 screens, each with auditoriums ranging from 100 to 500 seats. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature modern amenities such as wall-to-wall screens, digital stereo surround-sound, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests, neon-enhanced interiors and exteriors and video game areas adjacent to the theatre lobby.

        Our modern, multi-screen theatres are designed to increase profitability by optimizing revenues per square foot and reducing the cost per square foot of operation. We vary auditorium seating capacities within the same theatre, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums to meet changing attendance levels. In addition, we realize significant operating efficiencies by having common box office, concessions, projection, lobby and restroom facilities, which enables us to spread some of our costs, such as payroll, advertising and rent, over a higher revenue base. We stagger movie show times to reduce staffing requirements and lobby congestion and to provide more desirable parking and traffic flow patterns. In addition, we believe that operating a theatre circuit consisting primarily of modern theatres enhances our ability to attract patrons.

        The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state as of December 26, 2002:

State	Locations	Number of Screens	State	Locations	Number of Screens
California	60	767	Idaho	7	63
Florida	39	568	North Carolina	6	61
Washington	36	326	Indiana	4	49
Ohio	25	296	Alaska	5	43
Virginia	21	239	Minnesota	2	36
Georgia	15	227	Delaware	2	33
Oregon	26	211	Maryland	2	27
Texas	11	177	Oklahoma	2	26
Pennsylvania	11	161	Missouri	1	18
Tennessee	13	154	Arkansas	1	16
New York	9	140	Kentucky	1	16
Alabama	9	118	Wisconsin	1	16
New Jersey	8	107	West Virginia	1	12
South Carolina	8	89	Louisiana	1	9
Nevada	6	84	Michigan	1	8
Illinois	4	67

        In connection with the combination of our theatre circuits, we have implemented best management practices across all of our theatres, including daily, weekly and monthly management reports generated for each individual theatre, as well as maintaining active communication between the theatres, divisional management and corporate management. We use these management reports and communications to closely monitor admissions and concessions revenues as well as accounting, payroll and workforce information necessary to manage our theatre operations effectively and efficiently.

        We seek experienced theatre managers and require new theatre managers to complete a comprehensive training program within the theatres and at the "Regal University," which is held at our Corporate Headquarters. The program is designed to encompass all phases of theatre operations, including our operating philosophy, policies, procedures and standards. In addition, we have an incentive compensation program for theatre-level management that rewards theatre managers for controlling operating expenses while complying with our operating standards.

        In addition, we have implemented quality assurance programs in all of our theatres to maintain clean, comfortable and modern facilities. To maintain quality and consistency within our theatre circuit, district and regional managers regularly inspect each theatre. We also operate a "mystery shopper" program, which involves unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness at individual theatres.

REGAL CINEMEDIA OPERATIONS

        RCM focuses on the expansion of ancillary businesses, such as advertising, and the creation of new complementary business lines that utilize the theatres operated under the Regal Cinemas, Edwards and United Artists brands and the associated operating personnel and customer bases. We have committed resources and dedicated a management team with experience in several new business areas to focus exclusively on opportunities related to emerging digital technologies that can be leveraged across various businesses including digital advertising, business meetings, and alternative content distribution. We are investing in the equipment necessary to create the Digital Content Network ("DCN"), the largest digital network among U.S. theatre operators. While digital projection technologies required to display motion pictures in our theatres are not yet commercially viable, lower-cost digital video and communications technology is available to expand various revenue generating capabilities and opportunities. During 2002, 1,919 screens within 159 theatres in 15 markets were deployed as part of this digital network of which 67 theatres and 642 screens are represented by United Artists. In addition, the DCN is connected to 575 plasma screens (of which 216 plasma screens are represented by United Artists) that have been installed in the lobbies and other high-traffic locations within these theatres to provide additional advertising reach and exposure. We intend to expand the DCN within REG to approximately 4,500 screens in 45 markets (approximately 80% of the total screens) in approximately 375 theatres by the end of 2003. Regal Cinemas total investment in the DCN is expected to be approximately $67 million, of which we have invested approximately $28.5 million as of December 26, 2002. We believe that this digital network is a critical aspect of our strategy to effectively capitalize on ancillary revenue opportunities.

        In-Theatre Advertising.    We believe that the size and geographic reach of the Regal Cinemas, United Artists and Edwards theatre circuits and the DCN provide an attractive platform for advertisers by allowing them to target a large and desirable customer base and reduce the cost of in-theatre advertising. We believe on-screen and in-lobby advertising allows advertisers to achieve high impact appeal due to the captive nature of the movie audience and the sound and projection capabilities of our theatres. On April 12, 2002, in connection with the exchange transaction described in Note 1 to the accompanying financial statements, RCM acquired the assets of Next Generation Network, Inc. ("NGN") to use in implementing RCM's business plan. We have modified and upgraded the distribution software acquired from NGN to distribute digital advertising content throughout our theatres and to other sites. The addition of digital video and communications technologies will further improve the quality of our on-screen advertising business, marketing and promotions business by replacing our slide projectors and 35mm "rolling stock" advertising and making the delivery of advertising more time and cost efficient for advertisers and by allowing for more targeted marketing. Prior to the deployment of the DCN, our in-theatre advertising programs consisted of rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling. Within the DCN, the rolling stock commercials, intermission slides, and intermission music will be replaced by a "digital pre-show" which includes, in addition to high quality advertising, segments of entertaining and informative content provided by national media companies such as NBC, Turner Broadcasting, Universal Entertainment, and the "How Stuff Works" publishing firm (collectively the "Content Partners"). In addition to the long-term marketing and programming relationships created with the Content Partners, we have strong business relationships with many national advertisers, such as the Coca-Cola Company, and with a leading Internet ticket provider, Fandango. Advertising revenues generally generate high margins because they utilize our existing theatre assets and personnel. In January 2003, the new digital pre show that has been branded "The Twenty" was launched on approximately 2,000 screens in 15 markets, to positive response in the market place.

        Regal CineMeetings and Events.    Regal CineMeetings and Events rents theatres on an individual or networked basis for seminars, corporate training, business meetings, distance learning or business communication uses, product and customer research and other entertainment uses such as concerts and movie premieres. By utilizing the DCN and telephone networks, we can provide a video conferencing network and two-way audio broadcasting and teleconferencing services. Theatre rentals allow us to utilize our assets more effectively during non-peak periods, such as weekday mornings.

        Other Ancillary Business Opportunities.    We believe that we will generate additional revenues in the future as we continue to expand our ancillary business activities. These activities are currently focused on using the DCN to create a new kind of national digital distribution network for the distribution of sports, music, entertainment, education and other forms of digital content to paying customers as well as for promotional purposes. As the new programming "Channels" are developed they will be included as one of the product offerings of the Regal CineMeetings and Events business units. In addition, RCM will work closely with our theatre operations group to leverage new technologies to create a more interactive relationship with patrons, to improve the marketing information we provide advertisers and thus improve the local marketing of motion pictures and provide a better overall movie-going experience for our customers.

        Group Advance Ticket and Gift Certificate Sales.    RCM manages the sale of the Company's advance tickets sold to corporations and groups and the sale of gift certificates to individuals and groups. Cross-selling and bundling strategies across the advertising sales and other RCM sales groups and across various of the RCM product offerings provides many sales and operational cost benefits.

FILM DISTRIBUTION

        Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including home video, cable television, broadcast television, international distribution and satellite and pay-per-view services. A strong opening run at the theatre can establish a film's success and substantiate the film's revenue potential for both domestic and international distribution channels. For example, the value of home video and pay cable distribution agreements frequently depends on the success of a film's theatrical release. Furthermore, studios' revenue-sharing percentage and ability to control the choice of distribution channels generally declines as a film moves further from its theatrical release. As the primary distribution window for the public's evaluation of films, domestic theatrical distribution remains the cornerstone of a film's overall financial success.

        The development of additional distribution channels has given motion picture producers the ability to generate a greater portion of a film's revenues through channels other than theatrical release. This increased revenue potential after a film's initial theatrical release has enabled major studios and some independent producers to increase the budgets for film production and advertising. The total cost of producing a film averaged approximately $58.8 million in 2002 compared with approximately $28.9 million in 1992, while the average cost to advertise and promote a film averaged approximately $30.6 million in 2002 compared with approximately $11.5 million in 1992.

FILM LICENSING

        Evaluation of Film.    We license films on a film-by-film and theatre-by-theatre basis by negotiating directly with film distributors. Prior to negotiating for a film license, we evaluate the prospects for upcoming films. Criteria we consider for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected rating from the Motion Picture Association of America. Successful licensing depends greatly upon the exhibitor's knowledge of trends and historical film preferences of the residents in markets served by each theatre, as well as the availability of commercially successful motion pictures.

        Access to Film Product.    Films are licensed from film distributors owned by major film production companies and from independent film distributors that generally distribute films for smaller production companies. Film distributors typically establish geographic film licensing zones and allocate each available film to one theatre within that zone. Film licensing zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density.

        In film licensing zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those films being offered and negotiating directly with the distributor. In zones where there is competition, a distributor will either allocate films among the exhibitors in the zone, or, on occasion, may require the exhibitors in the zone to bid for a film. When films are licensed under the allocation process, a distributor will select an exhibitor who then negotiates film rental terms directly with the distributor. We currently do not bid for films in any of our markets.

        Film Rental Fees.    Film licenses typically specify rental fees based on the higher of a gross receipts formula or a theatre admissions revenues formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentage declining over the term of the film's run. Under a theatre admissions revenues formula, the distributor receives a specified percentage of the excess of admissions revenues over a negotiated allowance for theatre expenses. Although not specifically contemplated by the provisions of film licenses, rental fees actually paid by us are in some circumstances adjusted subsequent to exhibition in relation to the commercial success of a film in a process known as "settlement."

        Duration of Film Licenses.    The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The terms of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.

        Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. However, according to industry reports, ten distributors accounted for approximately 94% of admissions revenues and 49 of the top 50 grossing films during 2002. While any one motion picture distributor can dominate any given weekend's business, no single distributor dominates the market for an annual period. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

        In addition to box office admissions revenues, we generated approximately 27.2% of our total revenues from concessions sales during 2002. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and training employees to cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. Our management negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

COMPETITION

        The motion picture industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

  •
  ability to secure favorable licensing terms;
  •
  seating capacity, location and reputation of their theatres;
  •
  quality of projection and sound systems at their theatres; and
  •
  ability and willingness to promote the films they are showing.

        Our competitors vary substantially in size, from small independent exhibitors to large national chains. As a result, our theatres are subject to varying degrees of competition in the regions in which they operate. Our competitors, including newly established motion picture exhibitors, may build new theatres or screens in areas in which we operate, which may result in increased competition and excess capacity in those areas. If this occurs, it may have an adverse effect on our business and results of operations. As the largest motion picture exhibitor, however, we believe that we will be able to generate economies of scale and operating efficiencies that will give us a competitive advantage over many of our competitors.

        We also compete with other motion picture distribution channels, including home video, cable television, broadcast television and satellite and pay-per-view services. Other new technologies (such as video on demand) could also have an adverse effect on our business and results of operations. In addition, we compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants. In an effort to offset the competitive effects of these alternative distribution channels and forms of entertainment on our primary business, we are continuing to develop our ancillary revenues through our digital advertising and corporate communications services, and through our other RCM product offerings.

        In addition to the motion picture industry, we also operate in other industries as a result of our ancillary business activities. These industries currently include advertising services and business communications services. Our advertising services compete with other forms of marketing media, including television, radio and billboards, as well as advertising in shopping centers, airports, stadiums, supermarkets and public transportation, including taxis, trains and buses. While we believe that in-theatre advertising and promotions are becoming increasingly common, advertisers may choose alternative methods of conveying their messages. If this occurs, it may have an adverse effect on our ancillary business activities and may affect our results of operations.

        Our auditorium rental and business communications services compete with other forms of large-scale venues, including hotel conference centers, concert halls, other public meeting venues and in-house communications equipment. We believe that our combination of size, geographic distribution and advanced technology offer customers a unique and effective venue for events such as employee meetings and product demonstrations.

        We believe that we have enhanced our operational flexibility and created competitive advantages over other major theatre operators who have not entered or completed a bankruptcy reorganization process.

MARKETING AND ADVERTISING

        Currently, film distributors organize and finance multimedia advertising campaigns for major film releases. To market our theatres, we utilize advertisements, including radio advertising, and movie schedules published in newspapers and over the Internet informing our patrons of film selections and show times. Newspaper advertisements are typically displayed in a single grouping for all of our theatres located in a newspaper's circulation area. In some of our markets we employ special marketing programs for specific films and concessions items.

        In addition, we seek to develop patron loyalty through a number of marketing programs such as free summer children's film series, a frequent moviegoer promotional programs named the Regal Crown Club, cross-promotional ticket redemptions and promotions within local communities. We currently offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

MANAGEMENT INFORMATION SYSTEMS

        We make extensive use of information technology in all areas of our business. We provide many ways for our customers to purchase tickets, ranging from the point of sale terminals in each theatre box office, to the self-service kiosks to Internet-based ticketing. We use our information technology systems to manage all aspects of our business. Our point of sale systems enable us to monitor cash transactions and detect fraud and inventory shrinkage, while capturing information about sales and attendance needed for film booking and settlement. Our scheduling systems support the coordination needed to properly allocate our auditoriums between film showings and Regal CineMeetings events while also ensuring that each movie audience views the intended set of advertisements and newspaper advertisements provide the correct show starting times. Our continuing investment in information technology has enabled our management team to operate our theatres efficiently.

SEASONALITY

        Our revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, studios release the most marketable motion pictures during the summer and the holiday season. The unexpected emergence of a hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

EMPLOYEES

        As of December 26, 2002, we employed approximately 16,342 persons. Some of our facilities employ union projectionists. The Company's expansion into new markets may increase the number of employees represented by unions. The Company considers its employee relations to be good.

REGULATION

        The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees effectively require major film distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, exhibitors cannot assure themselves of a supply of films by entering into long-term arrangements with major distributors, but must negotiate for licenses on a film-by-film and theatre-by-theatre basis.

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such non-compliance.

        We believe that we are in substantial compliance with all current applicable regulations relating to accommodations for the disabled. We intend to comply with future regulations in this regard, and except as set forth above, we do not currently anticipate that compliance will require us to expend substantial funds. Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

Item 2. PROPERTIES

        As of December 26, 2002, we operated 272 of our theatres pursuant to lease agreements and owned the land and buildings for 66 theatres. For a December 26, 2002 list of the states in which we operated theatres and the number of theatres and screens operated in each such state, please see the chart under "Business—Theatre Operations" above, which is incorporated herein by reference. Of the 338 theatres operated by us as of December 26, 2002, 136 were acquired as existing theatres and 222 have been developed by us. The majority of our leased theatres are subject to lease agreements with original terms of 20 years or more and, in most cases, renewal options for up to an additional 10 years. These leases provide for minimum annual rentals and the renewal options generally provide for rent increases. Some leases require, under specified conditions, further rental payments based on a percentage of revenues above specified amounts. A majority of the leases are net leases, which require us to pay the cost of insurance, taxes and a portion of the lessor's operating costs. Our theatre operating corporate office is located in approximately 96,450 square feet of space in Knoxville, Tennessee. RCM's corporate office is located in approximately 47,500 square feet of space in Centennial, Colorado. We believe that these facilities are adequate for our operations.

Item 3. LEGAL PROCEEDINGS

        RCI and Edwards are defendants in a number of claims arising from their decision to file voluntary petitions for relief under Chapter 11 and to close theatre locations or to cease construction of theatres on sites for which such entities had contractual obligations to lease or construct such property. The Company and its subsidiaries are also presently involved in various legal proceedings arising in the ordinary course of its business operations, including personal injury claims, employment and contractual matters and other disputes. The Company believes that it has adequately provided for the settlement of such matters. Our management believes that any additional liability with respect to the above proceedings will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter ended December 26, 2002.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        There is no established public trading market for the Company's common stock. At March 26, 2003, there was one stockholder of record of our common stock.

Item 6. SELECTED FINANCIAL DATA

        The selected historical consolidated financial data set forth below were derived from the consolidated financial statements of RCI. The post-reorganization consolidated financial statements, which reflect the application of reorganization and purchase accounting have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. Accordingly, for periods prior to January 25, 2002, the assets and liabilities of Regal Cinemas and the related consolidated financial statements are referred to herein as "Predecessor Company," and for periods subsequent to January 24, 2002, the assets and liabilities of Regal Cinemas and the related consolidated financial statements are referred to herein as "Reorganized Company." The "Company" and "Regal Cinemas" refer to both Reorganized and Predecessor Company. The selected historical consolidated financial data as of and for the four weeks ended January 24, 2002 were derived from the unaudited condensed consolidated financial statements of RCI and the notes thereto. The selected historical consolidated financial data as of and for the forty-eight weeks ended December 26, 2002 and four weeks ended January 24, 2002 were derived from the audited consolidated financial statements of Regal Cinemas and the notes thereto. The selected historical consolidated financial data as of and for the years ended December 27, 2001, December 28, 2000, December 30, 1999 and December 31, 1998 were derived from the audited consolidated financial statements of RCI and the notes thereto. Regal Cinemas was formed in January 2002 and therefore no historical financial data is available prior to that date. The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Regal Cinemas' consolidated financial statements and notes thereto included elsewhere in this document.

	Regal Cinemas Corporation (Reorganized Company)	Regal Cinemas Inc. (Predecessor Company)
			Fiscal Year Ended
	Forty-Eight Weeks Ended December 26, 2002	Four Weeks Ended January 24, 2002	December 27, 2001	December 28, 2000	December 30, 1999	December 31, 1998
			(Dollars in millions)
Statement of Operations Data:
Revenues:
Admissions	$1,038.9	$75.1	$799.8	$767.1	$690.5	$462.8
Concessions	419.8	29.5	321.3	310.2	285.7	202.4
Other	85.7	3.7	44.5	53.4	60.9	41.8

Total revenues	1,544.4	108.3	1,165.6	1,130.7	1,037.1	707.0
Operating expenses:
Film rental and advertising costs	568.0	38.1	432.4	421.6	384.9	251.3
Cost of concessions	60.0	4.3	47.2	49.0	44.3	31.7
Other theatre operating expenses	512.9	34.6	438.2	446.4	377.7	241.7
General and administrative expenses	55.7	2.6	31.6	32.7	32.1	20.4
Merger and restructuring expenses and amortization of deferred stock compensation	9.1	—	20.8	4.9	—	65.7
Depreciation and amortization	103.3	6.4	91.0	95.7	80.8	52.4
Theatre closing costs and (gain) loss on disposal of operating assets	2.6	0.1	33.5	76.7	21.1	0.9
Loss on impairment of assets(1)	—	0.5	78.5	113.7	98.6	67.9

Total operating expenses	1,311.6	86.6	1,173.2	1,240.7	1,039.5	732.0

Operating income (loss)	$232.8	$21.7	$(7.6)	$(110.0)	$(2.4)	$(25.0)

Net income (loss)	$106.3	$420.8	$(171.5)	$(366.6)	$(88.5)	$(73.5)

Operating Data:
Theatres at period end	338	302	304	391	430	403
Screens at period end	4,164	3,655	3,662	4,328	4,413	3,573
Average screens per theatre	12.3	12.1	12.0	11.1	10.3	8.9
Attendance (in millions)	177.3	13.2	142.3	143.1	141.0	102.6
Average ticket price	$5.86	$5.69	$5.62	$5.36	$4.90	$4.51
Average concessions per patron	2.37	2.23	2.26	2.17	2.03	1.97
Balance Sheet Data:
Cash and cash equivalents	$178.5	$166.7	$237.7	$118.8	$40.6	$20.6
Total assets	1,745.8	1,402.7	1,870.4	1,991.1	2,080.2	1,660.5
Total long term obligations	671.9	574.5	1,922.5	1,998.5	1,779.7	1,341.1
Shareholders' equity (deficit)	785.8	602.5	(423.9)	(252.4)	114.2	202.6

(1)
Reflects non-cash charges for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" may constitute forward- looking statements. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain risk factors as more fully discussed below and under the heading "Risk Factors" contained in our final prospectus dated and filed with the Securities and Exchange Commission on July 10, 2002. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The following analysis of our financial condition and results of operations should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

Overview

        We are a leading domestic motion picture exhibitor and operate the largest theatre circuit in the United States, based on the number of screens operated. We conduct our operations primarily through our subsidiaries: RCI; Edwards; and RCM.

        We acquired RCI on January 29, 2002, the date it emerged from bankruptcy, by exchanging 7,500,000 shares of our common stock for all of the outstanding shares of common stock of RCI. We were formed for the primary purpose of providing financing to RCI upon RCI's emergence from bankruptcy through borrowings under senior credit facilities and by issuing $200 million of senior subordinated notes.

        We became a wholly owned subsidiary of REG on April 12, 2002 in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary REH, also acquired Edwards and RCM. REG is controlled by Anschutz, which controlled each of us, Edwards and RCM prior to REG's acquisition of us and them in the exchange transaction. Following the exchange transaction, RCI acquired Edwards and RCM from REH in transactions discussed in Note 4 to the accompanying financial statements. Unless otherwise noted, the "Company" or "Regal Cinemas" refers to Regal Cinemas Corporation and its subsidiaries on a consolidated basis, which includes RCI and Edwards as of January 24, 2002 and RCM as of February 21, 2002, the deemed dates at which Anschutz initially held common control in RCI, Edwards and RCM.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. The Company evaluates and modifies such estimates and assumptions on an ongoing basis, including but not limited to those related to film costs, property and equipment, goodwill, income taxes and reorganization and purchase accounting. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected results.

        The Company believes the following accounting policies are critical to its business operations and the understanding of its results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

  •
  The Company estimates its film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Film costs and the related film costs payable are adjusted to the final film settlement in the period that the Company settles with the distributors. Actual film costs and film costs payable could differ from those estimates.

  •
  We depreciate and amortize the components of our property and equipment on a straight-line basis over the estimated useful lives of the assets. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. When necessary, the assets' useful lives are revised and the impact on depreciation and amortization is recognized on a prospective basis. Actual economic lives may differ materially from these estimates. In addition, the Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. When the future undiscounted cash flows of the operations to which the assets relate do not exceed the carrying value of the asset, such assets are written down to fair value.

  •
  The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" in 2002. SFAS 142 specifies that goodwill and indefinite-lived intangible assets will no longer be amortized but instead will be subject to an annual impairment test. Based on an impairment test conducted during the fourth quarter of 2002, the Company was not required to record a charge for goodwill impairment. The Company will perform a fourth-quarter goodwill impairment test on an annual basis. In assessing the recoverability of the goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods.

  •
  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. In addition, income tax rules and regulations are subject to interpretation and require judgment by the Company and may be challenged by the taxing authorities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized. The Company expects that certain deferred income tax assets are not more likely than not to be recovered and, therefore, has established a valuation allowance. The Company reassesses the need for such allowance on an ongoing basis. Should the Company ultimately realize certain tax assets with a valuation allowance that relate to pre-acquisition periods, goodwill would be reduced. The Company believes that its provision for income taxes is adequate pertaining to any assessments from the taxing authorities.

  •
  We applied the principles of purchase and reorganization accounting when recording the acquisitions of controlling equity interests by Anschutz and the exchange of stock for minority interests and the emergence from bankruptcy of the theatre companies. These accounting principles require that we estimate the fair value of the individual assets and liabilities, including estimates of bankruptcy-related claims. The estimation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ materially from the actual amounts.

Basis of Presentation

        The Company generates revenues primarily from admissions and concession sales. Additional revenues are generated by vendor marketing programs and on-screen and in-lobby advertisements and rental of theatres for business meetings and other events by RCM and electronic video games located adjacent to the lobbies of certain of the Company's theatres. Film rental costs depend on the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Other theatre operating expenses consist primarily of theatre labor and occupancy costs.

Results of Operations

        On April 17, 2002, RCI acquired all of the outstanding capital stock of Edwards. Upon becoming a subsidiary of RCI, Edwards' results of operations were consolidated with Regal Cinemas' as of January 24, 2002, the deemed date upon which Anschutz first held common control in both RCI and Edwards. In addition, on November 28, 2002, RCI acquired all of the outstanding capital stock of RCM. Upon becoming a subsidiary of RCI, RCM's results of operations were consolidated with Regal Cinemas' as of February 21, 2002, the deemed date upon which Anschutz first held common control in both RCI and RCM.

        The Company's 2002 statements of operations include information reflecting the four week period ended January 24, 2002 (Predecessor Company) and the forty-eight week period ended December 26, 2002 (Reorganized Company). As a result, the Company's post-reorganization statements of operations have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization and RCI's acquisition of Edwards. For financial reporting purposes, the inception date of the Reorganized Company is deemed to be January 24, 2002. As such, operating results and financial position for periods subsequent to January 24, 2002 are herein referred to as the "Reorganized Company" and for all periods ending on or prior to January 24, 2002 as the "Predecessor Company."

        In order to provide a meaningful basis of comparing the years ended December 26, 2002 and December 27, 2001 for purposes of the following tables and discussion, the operating results of the Reorganized Company for the forty-eight weeks ended December 26, 2002, which includes the results of operations of Edwards for the period from January 24, 2002 to December 26, 2002 and RCM for the period from February 21, 2002 to December 26, 2002, have been combined with the operating results of the Predecessor Company for the four weeks ended January 24, 2002 (collectively referred to as "Combined Company") and are compared to the years ended December 27, 2001 and December 28, 2000. Depreciation, amortization and certain other line items included in the operating results of the Combined Company are not comparable between periods as the four weeks ended January 24, 2002 and the years ended December 27, 2001 and December 28, 2000 of the Predecessor Company do not include the effects of fresh-start and purchase accounting adjustments. The combining of reorganized and predecessor periods is not in accordance with accounting principles generally accepted in the United States of America.

        The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in Regal Cinemas' consolidated statements of operations:

	Combined Company	Regal Cinemas, Inc. (Predecessor Company)
	Year Ended December 26, 2002	Year Ended December 27, 2001	Year Ended December 28, 2000
Revenues:
Admissions	67.4%	68.6%	67.8%
Concessions	27.2	27.6	27.5
Other operating revenues	5.4	3.8	4.7

Total operating revenues	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	36.7	37.1	37.3
Cost of concessions	3.9	4.0	4.3
Other theatre operating expenses	33.1	37.6	39.5
General and administrative	3.6	2.7	2.9
Merger and restructuring expenses and amortization of deferred stock compensation	0.5	1.9	0.4
Depreciation and amortization	6.6	7.8	8.5
Theatre closing costs and loss on disposal of operating assets	0.2	2.9	6.7
Loss on impairment of assets	—	6.7	10.1

Total operating expenses	84.6%	100.7%	109.7%

Operating income (loss)	15.4%	(0.7)%	(9.7)%

Results of Operations for the years ended December 26, 2002, December 27, 2001 and December 28, 2000

        The following table summarizes certain revenues and revenue-related data for the year ended December 26, 2002 ("Fiscal 2002 period"), the year ended December 27, 2001 ("Fiscal 2001 period") and the year ended December 28, 2000 ("Fiscal 2000 period") (in millions, except average prices):

Total Revenues

	Combined Company	Regal Cinemas, Inc. (Predecessor Company)
	Fiscal 2002 Period	Fiscal 2001 Period	Fiscal 2000 Period
Admissions	$1,114.0	$799.8	$767.1
Concessions	449.3	321.3	310.2
Other operating revenues	89.4	44.5	53.4

Total revenues	1,652.7	1,165.6	1,130.7

Attendance	190.5	142.3	143.1
Average ticket price	$5.85	$5.62	$5.36
Average concession per patron	2.36	2.26	2.17

Admissions

        Total admissions revenues increased $314.2 million, or 39.3%, to $1,114.0 million for the Fiscal 2002 period, from $799.8 million for the Fiscal 2001 period, which increased $32.7 million, or 4.3%, from $767.1 million for the Fiscal 2000 period. The increase in admissions revenues in the Fiscal 2002 period compared to the Fiscal 2001 period was primarily attributable to a 4.1% increase in ticket prices coupled with a 33.9% increase in attendance, of which 28.5% is related to the inclusion of Edwards from January 24, 2002. The increase in admissions revenues during the Fiscal 2001 period compared to the Fiscal 2000 period was primarily attributable to an approximate 4.9% increase in ticket prices, which was partially offset by a 0.6% decrease in attendance, due primarily to the closure of under-performing theatres.

Concessions

        Total concessions revenues increased $128.0 million, or 39.8%, to $449.3 million for the Fiscal 2002 period from $321.3 million for the Fiscal 2001 period, which increased $11.1 million, or 3.6%, from $310.2 million for the Fiscal 2000 period. The increase in concessions revenues for the Fiscal 2002 period compared to the Fiscal 2001 period was due to a 4.4% increase in average concessions per patron, coupled with a 33.9% increase in attendance, which is principally related to the inclusion of Edwards from January 24, 2002. Additionally, the mix of film product during the Fiscal 2002 period consisted of a higher percentage of family films, which typically generate higher concessions per patron. The increase in concessions revenues during the Fiscal 2001 period compared to the Fiscal 2000 period was due to a 4.2% increase in average concessions per patron, which was partially offset by a 0.6% decrease in attendance.

Other Operating Revenues

        Total other operating revenues increased $44.9 million or 100.9%, to $89.4 million for the Fiscal 2002 period from $44.5 million for the Fiscal 2001 period, which decreased $8.9 million, or 16.7%, from $53.4 million for the Fiscal 2000 period. Included in other operating revenues are marketing revenues from certain of our vendor marketing programs and certain ancillary revenues (principally on-screen and in-lobby advertising) generated by our subsidiary, RCM, and our management fees from United Artists. The increase in other operating revenues in the Fiscal 2002 period compared to the Fiscal 2001 period is primarily attributable to the inclusion of Edwards from January 24, 2002 and RCM from February 21, 2002 and management fee income from United Artists. Other operating revenues were lower in the Fiscal 2001 period primarily due to the elimination of revenues from our entertainment centers, "Funscapes," which were operated in facilities adjacent to our theatre operations prior to being closed in November 2000. Because the Funscapes operations were primarily amusement rides and games, the revenue was recorded as other operating revenues, and their closures did not materially impact our admission revenues or concessions revenues. This decrease in 2001 was partially offset by increased revenues from on-screen advertising and certain vendor marketing programs.

Operating Expenses

        The following table summarizes certain theatre costs for the Fiscal 2002, 2001 and 2000 periods (dollars in millions).

	Combined Company		Regal Cinemas, Inc. (Predecessor Company)
	Fiscal 2002 Period		Fiscal 2001 Period		Fiscal 2000 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	$606.1	54.4%	$432.4	54.1%	$421.6	55.0%
Cost of concessions(2)	64.3	14.3	47.2	14.7	49.0	15.8
Other theatre operating expenses(3)	547.5	33.1	438.2	37.6	446.4	39.5

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

        Film rental and advertising costs increased $173.7 million, or 40.2% to $606.1 million in the Fiscal 2002 period from $432.4 million in the Fiscal 2001 period, which increased $10.8 million, or 2.6%, from $421.6 million in the Fiscal 2000 period. Film rental and advertising costs as a percentage of admissions revenues increased to 54.4% in the Fiscal 2002 period from 54.1% in the Fiscal 2001 period which decreased from 55.0% in the 2000 period. The increase in film rental and advertising costs as a percentage of admissions revenues in the Fiscal 2002 period from the Fiscal 2001 period was primarily attributable to the inclusion of Edwards in 2002, coupled with higher box office revenues, which translated into higher film rental costs. The decrease in film rental and advertising costs as a percentage of admissions revenues in the Fiscal 2001 period from the Fiscal 2000 period is primarily attributable to a decline in advertising costs associated with the closure of under-performing theatres combined with a decline in the number of new theatre openings in 2001 as compared to 2000.

Cost of Concessions

        Cost of concessions increased $17.1 million, or 36.2% to $64.3 million in the Fiscal 2002 period from $47.2 million in the Fiscal 2001 period, which decreased $1.8 million, or 3.7%, from $49.0 million in the Fiscal 2000 period. The decrease in the cost of concessions as a percentage of concessions revenues in the Fiscal 2002 period compared to the Fiscal 2001 period is primarily attributable to the realization of operating efficiencies realized through the integration of Edwards and RCI in the Fiscal 2002 period. Cost of concessions as a percentage of concessions revenues decreased to 14.7% in the Fiscal 2001 period as compared to 15.8% in the Fiscal 2000 period. The decrease was primarily attributable to the continued closure of under-performing theatres and the closure of our Funscapes.

Other Theatre Operating Expenses

        Other theatre operating expenses increased $109.3 million, or 24.9% to $547.5 million in the Fiscal 2002 period from $438.2 million in the Fiscal 2001 period, which decreased $8.2 million, or 1.8% from $446.4 million in the Fiscal 2000 period. Other theatre operating expenses as a percentage of total revenues decreased to 33.1% in the Fiscal 2002 period from 37.6% in the Fiscal 2001 period as compared to 39.5% in the Fiscal 2000 period. The decrease in other theatre operating expenses as a percentage of total revenues in the Fiscal 2002 period was primarily attributable to declines in rent and occupancy costs associated with the closure of certain under-performing theatres in 2001 coupled with operating efficiencies realized through the integration of Edwards and RCI in the Fiscal 2002 period. The decrease in other operating expenses as a percentage of total revenues in the Fiscal 2001 period is primarily attributable to declines in rent and occupancy costs associated with its continued closure of under-performing theatres.

General and Administrative Expenses

        General and administrative expenses increased $26.7 million or 70.1% to $58.3 million in the Fiscal 2002 period from $31.6 million in the Fiscal 2001 period, which decreased $1.1 million, or 3.4%, from $32.7 million in 2000. As a percentage of total revenues, general and administrative expenses increased to 3.5% in the Fiscal 2002 period from 2.7% in the Fiscal 2001 period, which decreased from 2.9% in the Fiscal 2000 period. The increase during the Fiscal 2002 period in general and administrative expense was primarily attributable to higher staffing levels maintained during the Fiscal 2002 period and other costs associated with the integration of RCI, Edwards and RCM. The decrease in general and administrative expense in the Fiscal 2001 period reflected a decline in corporate payroll costs, which was primarily attributable to our restructuring efforts. The reduction in general and administrative expenses as a percentage of total revenues in the Fiscal 2001 period was primarily due to lower corporate salary and wage expenses and the corresponding decrease in payroll related costs and an increase in total revenues.

Merger and Restructuring Expenses

        Merger and restructuring expenses decreased $11.7 million, or 56.3% to $9.1 million in the Fiscal 2002 period from $20.8 million in the Fiscal 2001 period, which increased $15.9 million from $4.9 million in 2000. The increase in merger and restructuring expenses in the Fiscal 2001 period as compared to the Fiscal 2002 and Fiscal 2000 periods is due primarily to legal and professional fees associated with Regal Cinemas Inc.'s Chapter 11 bankruptcy reorganization.

Depreciation and Amortization

        Depreciation and amortization increased $18.7 million, or 20.5% to $109.7 million in the Fiscal 2002 period from $91.0 million in the Fiscal 2001 period, which decreased $4.7 million, or 4.9% from $95.7 million in 2000. The increase during the Fiscal 2002 period in depreciation and amortization is due to the inclusion of Edwards and RCM, offset by the closure of certain under-performing theatres and write down of property and equipment associated with RCI's reorganization, and the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which resulted in the Company no longer amortizing goodwill. The decrease during the Fiscal 2001 period in depreciation and amortization was due to the closure of under-performing theatres combined with a decline in the number of new theatre openings in 2001 as compared to 2000.

Theatre Closing Costs and Loss on Disposal and Impairment of Operating Assets

        Theatre closing costs and loss on disposal of operating assets decreased $108.8 million to $3.2 million in the Fiscal 2002 period from $112.0 million in the Fiscal 2001 period, which decreased $78.4 million, or 41.2% from $190.4 million in 2000. The increase in theatre closing costs and loss on disposal of operating assets during 2001 and 2000 periods as compared with 2002 is due to expenses associated with the closure of under-performing theatres.

Operating Income (Loss)

        Operating income increased $262.1 million to $254.5 million in the Fiscal 2002 period from an operating loss of ($7.6) million in the Fiscal 2001 period, which decreased $102.4 million, or 93.1%, from an operating loss of ($110.0) million in the Fiscal 2000 period. Operating income (loss) as a percentage of total revenues increased to 15.4% during the Fiscal 2002 period as compared to (0.7%) and (9.7%) in Fiscal 2001 and 2000, respectively.

Interest Expense

        Interest expense decreased $110.6 million, or 63.5% to $63.6 million in the Fiscal 2002 period from $174.2 million in the Fiscal 2001 period, which decreased $4.3 million, or 2.4%, from $178.5 million in the Fiscal 2000 period. The decrease in interest expense in the Fiscal 2002 period is due to RCI's debt restructuring associated with its Chapter 11 bankruptcy filing, coupled with lower average outstanding interest rates on our new outstanding debt. RCI emerged from bankruptcy on January 29, 2002. The decrease in interest expense in 2001 compared to 2000 was primarily due to slightly lower interest rates during the latter half of 2001 and our Chapter 11 filing on October 12, 2001.

Income Taxes

        The provision for income taxes of $71.5 million for the Fiscal 2002 period reflects an effective tax rate of approximately 40.2%. No benefit for income taxes was recorded in the Fiscal 2001 period because we recorded an offsetting valuation allowance against the resulting deferred tax asset, as it was more likely than not that such deferred tax assets would not be realized. Accordingly, the effective tax rate for 2001 was 0%. The provision for income taxes for the 2000 fiscal year was $80.9 million, which reflected an effective tax rate of approximately 28.3%.

Net Income/(Loss)

        Net income increased $698.6 million to $527.1 million in the Fiscal 2002 period from a net loss of $171.5 million for the Fiscal 2001 period, which increased $195.1 million from a net loss of $366.6 million for the Fiscal 2000 period.

Liquidity and Capital Resources

        The Company conducts its operations through its subsidiaries: RCI, Edwards and RCM. The Company expects its primary uses of cash to be for operating expenses and general corporate purposes related to corporate operations. The Company's principal sources of liquidity are from its operating subsidiaries. In the Company's operating subsidiaries, principal uses of cash will be for operating expenses, capital expenditures, and debt service. The principal sources of liquidity for the Company's subsidiaries are cash generated from their operations, cash on hand and the revolving credit facilities provided for under the Regal Cinemas' senior credit facilities.

        The Company's revenues are generally collected in cash through admissions and concessions revenues. The Company's operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company's concessions are generally paid to vendors approximately 30 days from purchase. The Company's current liabilities generally include items that will become due within twelve months and, as a result, at any given time, the Company's balance sheet is likely to reflect a working capital deficit.

        The Company funds the cost of its operating subsidiaries' capital expenditures through internally generated cash flow, cash on hand and financing activities. The Company's capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. The Company intends to continue to grow its theatre circuit through selective expansion and acquisition opportunities. The Company currently expects capital expenditures for theatre development, replacement, expansion, upgrading, and maintenance to be in the range of $65 million to $75 million in 2003. In addition to capital expenditures associated with its theatre operations, the Company expects to incur capital expenditures of approximately $43 million in connection with RCM during 2003. The Company anticipates a significant portion of the RCM capital expenditures to be made in connection with the development and deployment of the DCN to provide advertising and promotional services and to distribute various forms of digital programming. For the Fiscal 2002 period, the Company invested an aggregate of approximately $76.1 million in capital expenditures.

        As of December 26, 2002, Regal Cinemas had $145 million committed under its undrawn senior revolving credit facility, $219.4 million outstanding under its senior secured term loan and $350 million principal amount of 9 3/8% senior subordinated notes due 2012. Regal Cinemas also maintains a letter of credit of $15 million as of December 26, 2002, which reduces the availability under its senior revolving credit facility to $130 million.

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of December 26, 2002, the Company's estimated contractual cash obligations and commercial commitments over the next several years are as follows (in millions):

	Payments Due by Period
	Total	Current	2 - 3 Years	4 - 5 Years	After 5 Years
Contractual Cash Obligations
Long-term debt	$569.4	$14.1	$22.5	$182.8	$350.0
Capital lease obligations	1.5	0.1	0.1	0.2	1.1
Lease financing arrangements	97.8	1.8	4.7	6.3	85.0
Bankruptcy claims and liabilities	23.6	23.6	—	—	—
Other long term obligations	3.2	0.5	1.3	0.6	0.8
Operating leases	2,351.6	147.7	286.4	281.6	1,635.9

Total contractual cash obligations	$3,047.1	$187.8	$315.0	$471.5	$2,072.8

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Current	2 - 3 Years	4 - 5 Years	After 5 Years
Other Commercial Commitments
Lines of credit	$145.0	—	—	—	$145.0

Total commercial commitments	$145.0	—	—	—	$145.0

        The Company believes that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under its revolving credit facilities will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for at least 12 months.

        The following is a description of the Company's material indebtedness as of December 26, 2002:

  Regal Cinemas Senior Credit Facility

        Regal Cinemas entered into an amended and restated senior credit agreement with several financial institutions including Lehman Brothers, Inc., Credit Suisse First Boston Corporation, General Electric Capital Corporation and Lehman Commercial Paper, Inc., on August 12, 2002, amending its existing senior credit agreement to increase the amount available for borrowing under the senior secured revolving credit facility from $100 million to $145 million and to decrease the amount of the senior secured term loan from $270 million to $225 million. Under the amended and restated senior credit agreement, the lenders advanced Regal Cinemas $225.0 million through a senior secured term loan, which was used, together with cash on hand at RCI, to repay in full its existing $270.0 million term loan. The amended and restated senior credit agreement also made available, subject to the satisfaction of conditions customary for extensions of credit of this type, an additional $145.0 million through a senior secured revolving credit facility. The $225.0 million term loan will amortize at a rate of 5% per annum until December 31, 2006, with the remaining 75% due in four installments ending on December 31, 2007. The senior secured revolving credit facility became available on August 12, 2002 and will be available until January 29, 2007. Regal Cinemas also maintains a letter of credit for $15.0 million related to its general unsecured claims, which reduces the availability under its senior secured revolving credit facility to $130.0 million. As of December 26, 2002, there were no amounts outstanding on the senior secured revolving credit facility.

        Borrowings under the term credit facility bear interest, at Regal Cinemas' option, at either the base rate or Eurodollar rate plus, in each case, an applicable margin, subject to adjustment based upon the consolidated total leverage ratio of Regal Cinemas. The base rate is a fluctuating interest rate equal to the higher of (a) the British Banking Association's prime rate or (b) the Federal Funds Effective Rate plus 0.5%. At December 26, 2002, the interest rate on the senior credit facility was approximately 4.6%.

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

        The mandatory prepayment of the obligations under the amended and restated senior credit agreement is subject to specified exceptions. The lenders under the term credit facility may elect to decline any mandatory prepayment.

        Regal Cinemas' obligations are secured by, among other things, the capital stock of most of its subsidiaries, mortgages on most of its properties and a security interest in substantially all of its assets.

        The amended and restated senior credit agreement includes several financial covenants. Regal Cinemas cannot permit, at the end of each applicable fiscal quarter:

  •
  its ratio of consolidated total debt to consolidated EBITDA for the trailing four quarters (as defined in the amended and restated senior credit agreement) to exceed the ratio of (a) 3.5 to 1 for the third fiscal quarter in 2002 through the fourth fiscal quarter in 2004 and (b) 3.25 to 1 for the first fiscal quarter in 2005 through the fourth fiscal quarter in 2007 and thereafter;

  •
  its ratio of consolidated EBITDA plus consolidated rent expense to interest plus rent expense to be less than 1.50 to 1 for any period of four consecutive fiscal quarters;

  •
  its ratio of consolidated senior debt to consolidated EBITDA for the trailing four quarters to exceed the ratio of (a) 2.50 to 1 for the third fiscal quarter in 2002 through the fourth fiscal quarter in 2003, (b) 2.25 to 1 for the first fiscal quarter 2004 through the fourth fiscal quarter in 2004, and (c) 2.00 to 1 from the first fiscal quarter in 2005 through the fourth fiscal quarter in 2007, and thereafter;

  •
  its ratio of consolidated adjusted debt to consolidated EBITDA for the trailing four quarters plus consolidated rent expense for the trailing four quarters to exceed the ratio of (a) 5.50 to 1 for the third fiscal quarter in 2002 through the fourth fiscal quarter in 2004, and (b) 5.25 to 1 for the first fiscal quarter in 2005 through the fourth fiscal quarter in 2007 and thereafter; or

  •
  its capital expenditures as a percentage of the prior year's EBITDA to exceed 25% for fiscal 2002 and up to 35% for each year thereafter.

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

  Regal Cinemas Senior Subordinated Notes

        On January 29, 2002, Regal Cinemas issued $200.0 million aggregate principal amount of 9 3/8% senior subordinated notes due 2012. Subsequently, on April 17, 2002, Regal Cinemas issued an additional $150.0 million aggregate principal amount of 9 3/8% senior subordinated notes due 2012 with identical terms. The January notes were initially purchased by Credit Suisse First Boston Corporation and Lehman Brothers Inc., and the April notes were initially purchased by Credit Suisse First Boston Corporation. In each instance, the notes were resold to various qualified institutional buyers and non-U.S. persons pursuant to Rule 144A and Rule 903 or Rule 904, respectively, under the Securities Act of 1933. Interest on the notes is payable semi-annually on February 1 and August 1 of each year, and the notes mature on February 1, 2012. The notes are guaranteed by most of Regal Cinemas' existing subsidiaries, and, under the circumstances specified in the indenture, future subsidiaries will also be required to guarantee the notes. The notes are unsecured and rank behind Regal Cinemas' obligations under its senior credit facility and any future senior indebtedness.

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

        In May 2002, Regal Cinemas filed a registration statement (Registration No. 333-87930) under the Securities Act of 1933 pursuant to a registration rights agreement entered into in connection with the 9 3/8% senior subordinated notes offerings. The registration statement was declared effective by the Securities and Exchange Commission on July 10, 2002, enabling the eligible holders of the notes to exchange their notes for notes registered under the Securities Act of 1933. The transaction described in the registration statement, pursuant to which all of the note holders exchanged their notes for registered notes, closed on August 14, 2002. Regal Cinemas did not receive any proceeds from the transaction.

  RCI Leveraged Sale and Leaseback

        During 2000, RCI entered into a sale and leaseback transaction with an unaffiliated third party involving 15 of its owned theatres. Under the terms of this transaction, RCI sold the land and related improvements of the theatres for $45.2 million and leased them back for an initial lease term of 20 years, with an option to extend it for up to 20 additional years. Regal Cinemas accounts for these leases as operating leases.

  Regal Cinemas Lease Financing Arrangements

        For some of the Company's new theatre sites built in fiscal years 1999, 2000 and 2001, the Company was considered the owner (for accounting purposes) of the theatre during the construction period. In accordance with Emerging Issues Task Force No. 97-10, the Company was required to record the balance sheet obligations ($97.8 million at December 26, 2002) when the construction of the theatre was completed resulting in payments being recorded as interest expense and principal reduction rather than rent expense. These leases typically run for a period of 20 years.

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

  Bankruptcy Claims

        RCI and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At December 26, 2002, Regal Cinemas had accrued approximately $23.6 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent these claims are allowed, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility. In addition to these sources of funding, with respect to allowed Edwards claims, they may also be funded from restricted cash that has been set aside, and, if the allowed Edwards claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of payment on these claims will depend upon the resolution of these claims. See also Note 7—"Bankruptcy Related Claims" to the accompanying financial statements.

  Quarterly Results

        The following tables set forth selected unaudited quarterly results for the eight quarters ended December 26, 2002. The quarterly financial data as of each period presented below have been derived from Regal Cinemas unaudited consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal Cinemas and notes thereto included elsewhere in this Form 10-K.

	Regal Cinemas Corporation (Reorganized Company)				Regal Cinemas, Inc. (Predecessor Company)
	Dec. 26, 2002	Sept. 26, 2002	June 27, 2002	Nine Weeks Ended Mar. 28, 2002	Four Weeks Ended Jan. 24, 2002	Dec. 27, 2001	Sept. 27, 2001	June 28, 2001	Mar. 29, 2001
	(In millions)
Total revenues	$431.3	$414.9	$441.5	$256.7	$108.3	$280.2	$306.0	$292.3	$287.1
Operating income (loss)	55.3	65.5	76.5	35.5	21.7	10.2	21.9	4.8	(44.5)
Net income (loss)	23.9	31.2	34.2	17.0	420.8	(23.3)	(26.5)	(29.0)	(92.7)

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

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustment to its cost. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, "Intangible Assets." The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether the Company should recognize intangible assets acquired in a business combination separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations.

        Pursuant to SFAS No. 142, the Company no longer amortizes goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at the reporting unit level. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets, including excess reorganization value, recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill and excess reorganization value was $10.4 million for the year ended December 27, 2001. The Company's initial and annual goodwill impairment tests for fiscal 2002 indicated that the fair value of its reporting units exceeded their carrying value and therefore, at this time, goodwill was not deemed to be impaired.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides clarifications of certain implementation issues with SFAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that entities measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) the entity can distinguish from the rest of the entity and (2) the entity will eliminate from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of Statement 4 is effective for fiscal years beginning after May 15, 2002.

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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognition of a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, "Accounting for Contingencies." The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation is not expected to have a material impact on the Company's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company is evaluating the impact of adopting this interpretation.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No.148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to SFAS No. 123's fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions are applicable to all companies with stock-based employee compensation, regardless of whether they account for such compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company has elected to continue the intrinsic value method of accounting for its employee stock options in accordance with APB Opinion No. 25 and as a result, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. The Company's senior credit facilities provide for variable rate interest that could be adversely affected by an increase in interest rates. As of December 26, 2002, the Company had term borrowings of $219.4 million under its senior credit facilities. Borrowings under these facilities will bear interest, at the Company's option, at either a base rate (which will be the higher of prime rate of British Banking Association's or federal funds rate plus 0.5%) or the Eurodollar Rate plus, in each case, an applicable margin. The applicable margin can range from 1.50% to 3.25% for the revolving credit facility and 1.50% to 2.75% for the term loan facility. At December 26, 2002, the borrowings outstanding under the Company's term credit facilities bore interest of approximately 4.6%. A one-half percent rise in the interest rate on the Company's variable rate indebtedness held at December 26, 2002, would have increased reported interest expense by approximately $1,100,000 for the year ended December 26, 2002.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Regal Cinemas Corporation:

        We have audited the accompanying consolidated balance sheet of Regal Cinemas Corporation and subsidiaries (the "Reorganized Company") as of December 26, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows of the Reorganized Company for the forty-eight weeks ended December 26, 2002 (Reorganized Period), and of Regal Cinemas, Inc. ("Predecessor Company") for the four weeks ended January 24, 2002 (Predecessor Period). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the aforementioned Reorganized Company consolidated financial statements present fairly, in all material respects, the financial position of Regal Cinemas Corporation and subsidiaries as of December 26, 2002, and the results of their operations and their cash flows for the forty-eight weeks ended December 26, 2002 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the aforementioned Predecessor Company consolidated financial statements present fairly, in all material respects the results of operations and cash flows of Regal Cinemas Corporation for the four weeks ended January 24, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As described in Note 1 and 5 of the consolidated financial statements, effective January 24, 2002, Regal Cinemas, Inc. emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a reorganization plan, which was confirmed by the Bankruptcy Court on December 7, 2001. The Company applied the principles of purchase and reorganization accounting when recording the acquisition and controlling interest by The Anschutz Corporation (Anschutz) whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values and Anschutz' cost basis as of January 24, 2002. As a result, the consolidated financial statements for the periods subsequent to January 24, 2002 reflect the Reorganized Company's new basis of accounting and are not comparable to the Predecessor Company's pre-organization consolidated financial statements.

        As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets during the year ended December 26, 2002.

/s/ KPMG LLP

Nashville, Tennessee
January 24, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Regal Cinemas, Inc.
Knoxville, Tennessee

        We have audited the accompanying consolidated balance sheet of Regal Cinemas, Inc. and subsidiaries (debtors-in-possession as of October 11, 2001) as of December 27, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 27, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Regal Cinemas, Inc. and subsidiaries as of December 27, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 27, 2001, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Middle Tennessee on October 11, 2001. The Bankruptcy Court confirmed the plan of reorganization on December 7, 2001 and the plan became effective January 29, 2002, the date the Company emerged from bankruptcy. As described in Note 3, the Company was acquired subsequent to its emergence from bankruptcy. No effects of accounting for the reorganization or the acquisition are reflected in the 2001 financial statements.

/s/ Deloitte and Touche LLP
Nashville, Tennessee February 15, 2002

Regal Cinemas Corporation

Consolidated Balance Sheets

(In millions, except share data)

	Reorganized Company as of December 26, 2002	Predecessor Company as of December 27, 2001
ASSETS
Current assets:
Cash and equivalents	$178.5	$237.7
Restricted cash	22.5	—
Trade and other receivables	19.0	6.2
Inventories	4.4	3.3
Prepaid and other current assets	19.7	13.7
Assets held for sale	9.3	5.3
Deferred tax asset	8.1	—

Total current assets	261.5	266.2
Property and equipment:
Land	100.9	80.6
Buildings and leasehold improvements	939.3	1,014.3
Equipment	458.2	427.1
Construction in progress	1.9	1.8

Total property and equipment	1,500.3	1,523.8
Accumulated depreciation and amortization	(109.3)	(297.3)

Total property and equipment, net	1,391.0	1,226.5
Goodwill and other intangible assets	59.1	336.2
Other assets	34.2	41.5

Total assets	$1,745.8	$1,870.4

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term obligations	$16.5	$2.2
Accounts payable	115.8	40.2
Accrued expenses	88.2	42.6
Bankruptcy related liabilities and claims	23.6	—
Liabilities subject to compromise	—	183.9

Total current liabilities	244.1	268.9
Long-term debt, less current maturities	558.0	3.2
Capital leases, less current maturities	1.4	1.5
Lease financing arrangements	96.0	97.8
Deferred tax liability	20.1	—
Other liabilities	40.4	23.6
Liabilities subject to compromise	—	1,899.3

Total liabilities	960.0	2,294.3
Shareholders' equity (deficit):
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding at December 26, 2002	—	—
Common stock; $.001 par value; 25,000,000 shares authorized; 7,500,000 issued and outstanding at December 26, 2002	—	196.5
Additional paid-in capital	717.5	—
Unamortized deferred stock compensation	(9.8)	—
Loans to shareholders	—	(3.1)
Retained earnings (deficit)	78.1	(617.3)

Total shareholders' equity (deficit)	785.8	(423.9)

Total liabilities and shareholders' equity (deficit)	$1,745.8	$1,870.4

See accompanying notes to consolidated financial statements.

Regal Cinemas Corporation

Consolidated Statements of Operations

(In millions)

	Reorganized Company	Predecessor Company
	Forty-eight weeks ended December 26, 2002	Four weeks ended January 24, 2002	Year ended December 27, 2001	Year ended December 28, 2000
Revenues:
Admissions	$1,038.9	$75.1	$799.8	$767.1
Concessions	419.8	29.5	321.3	310.2
Other operating revenues	85.7	3.7	44.5	53.4

Total operating revenues	1,544.4	108.3	1,165.6	1,130.7
Operating expenses:
Film rental and advertising costs	568.0	38.1	432.4	421.6
Cost of concessions	60.0	4.3	47.2	49.0
Other theatre operating expenses	512.9	34.6	438.2	446.4
General and administrative expenses	55.7	2.6	31.6	32.7
Merger and restructuring expenses and amortization of deferred stock compensation	9.1	—	20.8	4.9
Depreciation and amortization	103.3	6.4	91.0	95.7
Theatre closing costs and loss on disposal of operating assets	2.6	0.1	33.5	76.7
Loss on impairment of assets	—	0.5	78.5	113.7

Total operating expenses	1,311.6	86.6	1,173.2	1,240.7

Operating income (loss)	232.8	21.7	(7.6)	(110.0)
Other income (expense):
Interest expense	(55.1)	(8.5)	(174.2)	(178.5)
Interest and other income	0.3	—	5.1	2.8

Income (loss) before reorganization items, income taxes, and extraordinary item	178.0	13.2	(176.7)	(285.7)
Reorganization items	—	(254.3)	(16.5)	—

Income (loss) before income taxes and extraordinary item	178.0	(241.1)	(193.2)	(285.7)
Provision for income taxes	(71.5)	—	—	(80.9)

Income (loss) before extraordinary item	106.5	(241.1)	(193.2)	(366.6)
Extraordinary item:
Gain (loss) on extinguishment of debt	(0.2)	661.9	21.7	—

Net income (loss)	$106.3	$420.8	$(171.5)	$(366.6)

See accompanying notes to consolidated financial statements.

Regal Cinemas Corporation

Consolidated Statements of Shareholders' Equity (Deficit)

(In millions, except share amounts)

	Common Stock	Additional Paid-In Capital	Deferred Stock Compensation	Loans to Shareholders	Retained Earnings (Deficit)	Total
PREDECESSOR BALANCES, DECEMBER 30, 1999	$199.8	$—	$—	$(6.4)	$(79.2)	$114.2
Cancellation of 591,153 shares of common stock	(3.0)	—	—	(3.0)	—	—
Net loss and comprehensive loss	—	—	—	—	(366.6)	(366.6)

PREDECESSOR BALANCES, DECEMBER 28, 2000	196.8	—	—	(3.4)	(445.8)	(252.4)
Cancellation of 69,857 shares of common stock	(0.3)	—	—	0.3	—	—
Net loss and comprehensive loss	—	—	—	—	(171.5)	(171.5)

PREDECESSOR BALANCES, DECEMBER 27, 2001	196.5	—	—	(3.1)	(617.3)	(423.9)
Net loss and comprehensive loss	—	—	—	—	(7.6)	(7.6)
Elimination of predecessor equity accounts in connection with fresh-start reporting	(196.5)	—	—	3.1	624.8	431.4
Issuance of equity in Reorganized Company	—	602.5	—	—	—	602.5

REORGANIZED BALANCES, JANUARY 24, 2002	—	602.5	—	—	—	602.5

Parent's basis in Edwards acquired by RCI	—	84.2	—	—	—	84.2
Exchange of common stock in Regal Cinemas for Regal Entertainment Group	—	56.8	(10.9)	—	—	45.9
Loss on redemption of redeemable preferred stock	—	—	—	—	(28.2)	(28.2)
Excess purchase price retained by parent	—	(34.5)	—	—	—	(34..5)
Equity of RCM at acquisition date	—	10.0	—	—	—	10.0
Capital contribution from parent	—	12.5	—	—	—	12.5
Stock distribution of subsidiaries to parent	—	(15.9)	—	—	—	(15.9)
Amortization of deferred stock compensation	—	—	1.0	—	—	1.0
Tax benefit from exercise of stock options	—	2.0	—	—	—	2.0
Forfeiture of stock options	—	(0.1)	0.1	—	—	—
Net income and comprehensive income	—	—	—	—	106.3	106.3

REORGANIZED BALANCES, DECEMBER 26, 2002	$—	$717.5	$(9.8)	$—	$78.1	$785.8

See accompanying notes to consolidated financial statements.

Regal Cinemas Corporation

Consolidated Statements of Cash Flows

(In millions)

	Reorganized Company	Predecessor Company
	Forty-eight weeks ended December 26, 2002	Four weeks ended January 24, 2002	Year ended December 27, 2001	Year ended December 28, 2000
Cash Flows from operating activities:
Net income (loss)	$106.3	$420.8	$(171.5)	$(366.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	103.3	6.4	91.0	95.7
Provision for deferred income taxes	68.0	—	—	86.7
Amortization of deferred stock compensation	1.0	—	—	—
Cancellation of shareholder loans	—	3.1	—	—
Loss on impairment of assets	—	0.5	78.5	113.7
(Gain) Loss on disposal of operating assets and theatre closing costs	2.6	0.1	33.5	76.7
Extraordinary (gain) loss on extinguishment of debt	0.2	(661.9)	(21.7)	—
Reorganization items	—	254.3	16.5	—
Changes in operating assets and liabilities:
Accounts receivable	(6.4)	2.6	(2.4)	1.3
Inventories	—	—	2.8	(1.0)
Prepaids and other assets	1.1	(1.8)	8.6	(4.4)
Accounts payable	45.2	7.1	6.2	(45.4)
Accrued expenses and other liabilities	9.3	(81.0)	110.5	39.6

Net cash provided by (used in) operating activities	330.6	(49.8)	152.0	(3.7)
Cash flows from investing activities:
Capital expenditures	(74.1)	(2.0)	(33.6)	(148.8)
Proceeds from sale of fixed assets	8.5	—	8.3	75.8
Decrease in restricted cash and other	1.3	0.4	2.1	10.7

Net cash used in investing activities	(64.3)	(1.6)	(23.2)	(62.3)
Cash flows from financing activities:
Proceeds from new senior credit facility	—	270.0	—	—
Payments on new senior credit facility	(52.6)	—	—	—
Proceeds from new senior subordinated notes	155.3	200.0	—	—
Payment of debt financing costs	(10.5)	(15.9)	—	—
Cash of Edwards at contribution date	44.9	—	—	—
Cash of Regal CineMedia at acquisition date	0.4	—	—	—
Excess purchase price retained by parent	(34.5)	—	—	—
Capital contribution from parent	12.5	—	—	—
Cash used to redeem Edwards preferred stock	(75.3)	—	—	—
Cash used to redeem Edwards senior subordinated notes	(11.3)	—	—	—
Cash used to payoff Edwards term loan	(180.0)	—	—	—
Payment of bankruptcy claims and liabilities	(103.3)	—	—	—
Borrowings under long-term obligations	—	—	—	177.0
Payments on long-term obligations	—	—	(9.9)	(41.4)
Proceeds from interest rate swap terminations	—	—	—	8.6
Payment of old senior credit facility	—	(274.5)	—	—
Payment of old senior subordinated notes	—	(160.0)	—	—
Payment of old equipment financing	—	(17.7)	—	—
Other debt and capital lease activity	(0.1)	(0.2)	—	—

Net cash provided by (used in) financing activities	(254.5)	1.7	(9.9)	144.2
Cash used in reorganization	—	(21.3)	—	—
Net increase (decrease) in cash equivalents	11.8	(71.0)	118.9	78.2
Cash and cash equivalents, beginning of period	166.7	237.7	118.8	40.6

Cash and cash equivalents, end of period	$178.5	$166.7	$237.7	$118.8

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunds received) for income taxes, net	$4.5	$—	$(0.1)	(0.2)
Cash paid for interest	36.2	203.0	29.2	138.5
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Exchange of RCI senior term debt for common stock	$—	$725.4	$—	$—
Capitalization of lease financing arrangements	—	—	7.1	83.3
Exchange of minorities shares in Regal Cinemas for Regal Entertainment Group	44.2	—	—	—
Parent's basis in Edwards acquired by RCI	84.2	—	—	—
Non-cash distribution of subsidiary to parent	11.3	—	—	—

See accompanying notes to consolidated financial statements.

REGAL CINEMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY AND BASIS OF PRESENTATION

        Regal Cinemas Corporation and its wholly owned subsidiaries (collectively, the "Company" or "Regal Cinemas"), including RCI and its subsidiaries, which includes Edwards and RCM, operate multi-screen motion picture theatres throughout the United States. As described in Note 4—"Acquisitions," RCI acquired all of the outstanding capital stock of Edwards and RCM from a subsidiary of its parent corporation, REG during 2002. Unless otherwise noted, the "Company" or "Regal Cinemas" refers to Regal Cinemas Corporation and its subsidiaries on a consolidated basis, which includes RCI and Edwards as of January 24, 2002 and RCM as of February 21, 2002, the deemed dates at which The Anschutz Corporation and its subsidiaries ("Anschutz") initially held common control in RCI, Edwards and RCM. The Company formally operates on a 52 week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years results in a 53 week fiscal year.

        On October 11, 2001, RCI filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Tennessee (the "Bankruptcy Court") under case numbers 301-11305 through 301-11320 (the "Chapter 11 Case") seeking court supervision of RCI's restructuring efforts. Pursuant to the plan of reorganization (the "Plan"), holders of its then existing senior credit facilities agreed to exchange approximately $725 million of their pre-petition claims for 100% of RCI's newly-issued common stock. Other principal terms of the Plan included:

  •
  cash payment in full of principal and accrued and unpaid interest under RCI's then existing senior credit facility for certain holders;
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

        Regal Cinemas was formed for the primary purpose of becoming a borrower under the senior credit facilities and the issuer of the $200 million of 9 3/8% senior subordinated notes due 2012 issued upon RCI's emergence from bankruptcy. Approximately $1.8 billion of RCI's long-term debt plus approximately $196 million of accrued and unpaid interest was discharged under the terms of the Plan in exchange for total payments of approximately $575.3 million. Such liabilities were classified as a component of "liabilities subject to compromise" on the accompanying December 27, 2001 Predecessor Company (as defined below) historical debtors-in-possession balance sheet. The Company funded these payments through (i) cash on hand of RCI, (ii) a term loan ($270 million) borrowed under new senior credit facilities, and (iii) the issuance of $200 million of new 9 3/8% senior subordinated notes due 2012.

        The financial statements of the Company after RCI's emergence from bankruptcy reflect the predecessor cost basis of Anschutz and the reorganization value attributable to the common stock owned by the other RCI stockholders. The Company's 2002 financial statements include information reflecting the four week period ended January 24, 2002 (pre-reorganization) and the forty-eight week period ended December 26, 2002 (post-reorganization), which includes the results of operations of Edwards from January 24, 2002 and of RCM from February 21, 2002 (see Note 4—"Acquisitions"). As a result, the Company's post-reorganization financial statements have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. For financial reporting purposes, the inception date of the Reorganized Company (as defined below) is deemed to have occurred on January 24, 2002. As such, operating results and financial position for periods subsequent to January 24, 2002 are herein referred to as the "Reorganized Company" and for all periods ending on or prior to January 24, 2002 as the "Predecessor Company." See Note 5—"Reorganization" for a summary of the Company's reorganization and purchase accounting adjustments.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include the accounts of Regal Cinemas. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition

        Revenues are generated principally through admissions and concessions sales with proceeds received in cash at the point of sale. Other operating revenues consist primarily of product advertising (including vendor programs) and other ancillary revenues which are recognized as income in the period earned. Revenue from advance ticket sales is recorded as deferred revenue and recognized when the tickets are redeemed. Unredeemed advance ticket sales are recognized when it is determined that redemption is unlikely.

  Cash Equivalents

        The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. At December 26, 2002, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

  Restricted Cash

        Edwards established a $35.0 million cash reserve, which was funded on the Edwards Effective Date for the payment of certain allowed claims, which thereafter will be the lesser of (i) $20 million; or (ii) the sum of the unpaid: (a) disputed claims that have elected the cash option; and (b) allowed claims that have elected the cash option. The restricted cash has been placed in a segregated account in which such holders of the allowed claims that have elected the cash option have a first priority security interest. The restricted cash is classified as a current asset as the related claims are classified as current liabilities.

  Inventories

        Inventories consist of concession products and theatre supplies. The Company states inventories on the basis of first-in, first-out (FIFO) cost, which is not in excess of net realizable value.

  Reimbursable Construction Advances

        Reimbursable construction advances consist of amounts due from landlords to fund a portion of the construction costs of new theatres that the Company will operate pursuant to lease agreements. The landlords repay the amounts either during construction on a percentage of completion basis, or upon completion of the theatre.

  Property and Equipment

        The Company states property and equipment at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets, are expensed currently. Gains and losses from disposition of property and equipment are included in income and expense when realized. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20-30 years
Equipment	4-20 years
Leasehold improvements	Lesser of term of lease or asset life

        Included in property and equipment is $91.4 million and $126.0 million of assets accounted for under capital leases and lease financing arrangements as of December 26, 2002 and December 27, 2001, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

  Goodwill and Intangible Assets

        SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for the Company in the first quarter of fiscal 2002. This standard revised the financial accounting and reporting for goodwill and certain intangible assets. Among the revisions were the discontinuation of the amortization of goodwill and certain intangible assets and the periodic testing (at least annually) for the impairment of goodwill at a reporting unit level and additional financial statement disclosures. The Company has identified its reporting units under SFAS No. 142 to be the demographic market areas in which the Company conducts its theatre operations. The fair value of the Company's identified reporting units were estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit. The Company's initial and annual goodwill impairment tests for fiscal 2002 indicated that the fair value of its reporting units exceeded their carrying value and therefore, at this time, goodwill was not deemed to be impaired. As required by SFAS No. 142, the discontinuation of goodwill (excess reorganization value) amortization has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill was $10.4 million for the year ended December 27, 2001. The following is pro-forma information of the Company assuming that SFAS No. 142 had been in effect in during the periods ended December 27, 2001 and December 28, 2000 and goodwill amortization expense had not been recorded (in millions):

	2001	2000
Net loss, as reported:	$(171.5)	$(366.6)
Add: Goodwill amortization, net of related tax effect	10.4	8.4

Adjusted pro forma net loss	$(161.1)	$(358.2)

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets (including property and equipment, goodwill and other intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges is less than the carrying amount of the asset, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. This analysis resulted in the recording of impairment charges of $0.0 million, $0.5 million, $78.5 million and $113.7 million for the forty-eight weeks ended December 26, 2002, the four weeks ended January 24, 2002, fiscal years 2001 and 2000, respectively.

  Theatre Closing and Loss on Disposal of Operating Assets

        In connection with the series of events leading to RCI's Chapter 11 bankruptcy reorganization, the Company elected to close a number of under-performing theatre locations. The Company recorded $21.4 million during 2001 as the net loss on disposal of these locations. In conjunction with such closed or abandoned locations, the Company recorded a reserve for lease termination and related costs of $40.1 million at December 27, 2001. This reserve represented management's best estimate of the potential costs for exiting these leases and was based on analyses of the properties, correspondence with the landlord, exploratory discussions with potential sub-lessees and individual market conditions. Also included in theatre closing costs are other expenses incurred by the Company upon closure of certain theatres as well as any unpaid rent. During 2001, in accordance with SOP 90-7, the Company revised its estimates for the remaining leasehold obligations in accordance with Section 502(b)(6) of the Bankruptcy Code, which limits a lessor's claim to the rent reserved by such lease, without acceleration, to the greater of one year or 15 percent, not to exceed three years, of the remaining term of the lease.

        The following is a summary of the activity in this reserve (in millions):

Predecessor Company December 27, 2001
Beginning balance	$41.5
Rent and other termination payments	(10.5)
Additional closing and termination costs	43.1
Revision of prior estimates	(34.0)

Ending balance	$40.1

        This reserve was included in "Liabilities Subject to Compromise" at December 27, 2001. Upon RCI's emergence from bankruptcy, the reserve was subsequently reclassified as a component of "Bankruptcy Related Liabilities and Claims." During 2002, the Company made payments totaling approximately $35.9 million related to this reserve and as of December 26, 2002, approximately $6.3 million remains outstanding.

  Other Assets

        Other assets include debt acquisition costs, which are deferred and amortized over the terms of the related agreements using the straight-line method which approximates the interest method. Debt acquisition costs as of December 26, 2002 and December 27, 2001 were $26.3 million and $46.5 million, respectively, net of accumulated amortization of $2.7 million and $17.3 million, respectively.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. In addition, income tax rules and regulations are subject to interpretation and require judgment by the Company and may be challenged by the tax authorities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized.

        The Company expects that certain deferred income tax assets are not more likely than not to be recovered and therefore, has set up a valuation allowance. The Company reassesses its need to establish a valuation allowance for its deferred income taxes on an ongoing basis. Should the Company realize certain tax assets with a valuation allowance that relate to pre-acquisition periods, goodwill would be reduced.

  Deferred Revenue

        Deferred revenue relates primarily to vendor rebates and advance ticket sales. Such items are included in accrued expenses. The Company recognizes these items in the accompanying financial statements when earned and or redeemed.

  Deferred Rent

        The Company recognizes rent on a straight-line basis after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term. The deferred rent liability is included in other liabilities.

  Film Costs

        The Company estimates its film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Film costs and the related film costs payable are adjusted to the final film settlement in the period that the Company settles with the distributors.

  Advertising and Start-Up Costs

        The Company expenses advertising costs as incurred. Start-up costs associated with a new theatre are also expensed as incurred.

  Stock-based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No.148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to SFAS No. 123's fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Under SFAS No. 123, entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period and alternatively allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income or loss and earnings or loss per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.

        The Company has elected to continue accounting for its stock option plan using the intrinsic value method in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price. Had the fair value of options granted under the Company's stock option plan described in Note 11—"Capital Stock and Stock Option Plan" been recognized in accordance with SFAS No. 123, the Company's reported net income would have been recorded in the amounts indicated below (in millions):

	Forty-eight weeks ended December 26, 2002 (Reorganized Company)	Four weeks ended January 24, 2002 (Predecessor Company)	Year ended December 27, 2001	Year ended December 28, 2000
Net income, as reported:	$106.3	$420.8	$(171.5)	$(366.6)
Less: additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.1)	(0.1)	(1.6)	(2.2)

Pro forma net income	$104.2	$420.7	$(173.1)	$(368.8)

  Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The Company applied the principles of purchase and reorganization accounting when recording the acquisitions of controlling equity interests by Anschutz and the exchange of stock for minority interests and the emergence from bankruptcy of the theatre companies. These accounting principles require that the Company estimate the fair value of the individual assets and liabilities including estimates of bankruptcy-related claims. The valuation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ significantly from actual results.

  Segments

        The Company manages its business under one reportable segment—theatre exhibition operations. As of December 26, 2002, RCM did not meet the quantitative thresholds under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to qualify as a separate reportable segment.

  Comprehensive Income

        Net income and comprehensive income are the same for all periods presented.

  Reclassifications

        Certain reclassifications have been made to the 2000 and 2001 financial statements to conform to the 2002 presentation.

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustment to its cost. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, "Intangible Assets." The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether the Company should recognize intangible assets acquired in a business combination separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations.

        Pursuant to SFAS No. 142, the Company no longer amortizes goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at the reporting unit level. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets, including excess reorganization value, recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill and excess reorganization value was $10.4 million for the year ended December 27, 2001. The Company's initial and annual goodwill impairment tests for fiscal 2002 indicated that the fair value of its reporting units exceeded their carrying value and therefore, at this time, goodwill was not deemed to be impaired.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides clarifications of certain implementation issues with SFAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that entities measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) the entity can distinguish from the rest of the entity and (2) the entity will eliminate from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of Statement 4 is effective for fiscal years beginning after May 15, 2002.

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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognition of a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, "Accounting for Contingencies." The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation is not expected to have a material impact on the Company's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company is evaluating the impact of adopting this interpretation.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to SFAS No. 123's fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions are applicable to all companies with stock-based employee compensation, regardless of whether they account for such compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company has elected to continue the intrinsic value method of accounting for its employee stock options in accordance with APB Opinion No. 25 and as a result, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

3.    FORMATION OF REGAL ENTERTAINMENT GROUP

Exchange Transaction

        The Company became a wholly owned subsidiary of REG on April 12, 2002 in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary REH, also acquired Edwards, United Artists Theatre Company (including its subsidiary United Artists) and RCM. REG is controlled by Anschutz, which controlled each of us, Edwards, United Artists Theatre Company and RCM prior to REG's acquisition of us and them in the exchange transaction. Following the exchange transaction, RCI acquired Edwards and RCM from REH in transactions discussed in Note 4 below. Also following the exchange transaction, Anschutz transferred shares of its REG Class B common stock to Oaktree's Principal Activities Group and acquired additional shares of REG Class B common stock. As a result, Anschutz owns approximately 81.8% of REG's outstanding Class B common stock, representing as of December 26, 2002 approximately 77.6% of the combined voting power of REG's outstanding common stock and, therefore, has the ability to direct the election of members of REG's board of directors and to determine the outcome of other matters submitted to the vote of REG's stockholders. Because Anschutz controls REG, the Company's parent and sole stockholder, Anschutz has the ability to control the Company.

Initial Public Offering of REG

        In May 2002, REG issued 18.0 million shares of its Class A common stock in an initial public offering. The initial public offering was effected through two Registration Statements on Form S-1 (File Nos. 333-84096 and 333-87870) that were declared effective by the Securities and Exchange Commission on May 8, 2002. All 18.0 million shares were sold at an initial public offering price of $19.00 per share, for an aggregate offering price of $342 million, through a syndicate of underwriters managed by Credit Suisse First Boston Corporation, Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Salomon Smith Barney Inc.

4.    ACQUISITIONS

        On April 17, 2002, RCI acquired all of the outstanding capital stock of Edwards from REH for an aggregate purchase price of approximately $272.5 million, of which $238.0 million was contributed to Edwards. Following the acquisition, Edwards became a wholly owned subsidiary of RCI. As a result of RCI being under common control with Edwards, the transaction was accounted for as a contribution of Edwards to RCI by REH, at REG's historical cost basis of Edwards, in a manner similar to a pooling of interests. Accordingly, the consolidated statements of operations for the forty-eight weeks ended December 26, 2002 presented herein, reflect the results of operations of Edwards from January 24, 2002, the deemed date at which Anschutz initially held common control in both RCI and Edwards.

        In connection with the acquisition of Edwards, Regal Cinemas issued $150 million principal amount of 9 3/8% senior subordinated notes due 2012 under the indenture pursuant to which Regal Cinemas sold $200 million principal amount of 9 3/8% senior subordinated notes due 2012 in January 2002. The proceeds of the notes issued on April 17, 2002, together with cash on hand at RCI and Edwards, were used by RCI to acquire Edwards from REH. REH used the proceeds from its sale of Edwards to RCI to repay approximately $180.7 million of senior bank debt, including accrued interest of Edwards, to redeem approximately $12.0 million of Edwards Subordinated Notes (as defined below), including accrued interest, primarily held by Anschutz and Oaktree's Principal Activities Group, and to redeem approximately $75.3 million of redeemable preferred stock of Edwards held by Anschutz, Oaktree's Principal Activities Group, Ms. Carole Ann Ruoff and Ms. Joan Edwards Randolph, both former stockholders of Edwards, and from Edwards Affiliated Holdings, LLC, a company controlled by Mr. W. James Edwards, another former stockholder of Edwards. The difference between the carrying amount and redemption price of the redeemable preferred stock of $28.2 million was recorded as a charge to equity. In addition, the Company recorded an extraordinary loss of approximately $1.3 million, net of related tax, as a result of the early redemption of the Edwards Subordinated Notes.

        The amounts recorded based on the acquisition of Edwards by the Company were current assets ($80.4 million), property and equipment ($293.0 million), other assets ($61.7 million), debt obligations ($190.3 million), other liabilities ($113.5 million) and redeemable preferred stock ($47.1 million). If the acquisition of Edwards had been made at the beginning of fiscal 2001 including the effects of the bankruptcy reorganization, closed theatres and debt restructurings, total revenues and net income/loss of the Company would have been increased by approximately $33.4 million and $3.7 million, respectively for the year ended December 26, 2002 and by $352.1 million and $12.5 million for 2001. These amounts are not necessarily indicative of those amounts that would have occurred had the Company and Edwards actually been operated as a consolidated entity.

        On November 28, 2002, RCI acquired substantially all of the outstanding capital stock of RCM from REH, for a purchase price of approximately $4.2 million. Following the acquisition, RCM became a majority-owned subsidiary of RCI and became a guarantor under the Regal Cinemas senior credit facility and the Regal Cinemas 9 3/8% senior subordinated notes. As a result of RCI being under common control with RCM, the transaction was accounted for as a contribution of RCM to RCI by REH, at REG's historical cost basis of RCM, in a manner similar to a pooling of interests. Accordingly, the consolidated statements of operations for the forty-eight weeks ended December 26, 2002 presented herein, reflect the results of operations of RCM from February 21, 2002, the deemed date at which Anschutz initially held common control in both RCI and RCM.

5.    REORGANIZATION

        In connection with the emergence from bankruptcy and acquisition of a controlling equity interest by Anschutz, the Company made certain adjustments in accordance with SOP 90-7 to reflect RCI's emergence from bankruptcy and simultaneously allocated Anschutz's predecessor cost basis to the Company's remaining assets and liabilities. The most significant of these adjustments related to the discharge of certain RCI debt obligations and certain other liabilities subject to compromise, the issuance of RCI's new senior credit facilities and senior subordinated notes, and basis adjustments to certain assets and liabilities to reflect the combined historical cost basis of Anschutz. Additionally, the Company's previously authorized preferred stock (none issued) and previously authorized and issued common stock were cancelled upon emergence from bankruptcy. Such adjustments will have a significant effect on the Company's future statements of operations.

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

(a)
To record the Predecessor Company's debt discharge and the issuance of the Reorganized Company's debt under the senior credit facilities and senior subordinated notes.

(b)
To record the elimination of the Predecessor Company's old equity and related accounts and to record the adjustments that reflect the assets and liabilities at Anschutz's predecessor cost basis and at reorganization value for other shareholders.

6.    LONG-TERM OBLIGATIONS

        As a result of RCI's plan of reorganization becoming effective on January 29, 2002, substantially all of the debt existing prior to that date was replaced by the Company's new senior credit facilities and senior subordinated notes. Long-term obligations at December 26, 2002 and December 27, 2001, consist of the following (in millions):

	Reorganized Company December 26, 2002	Predecessor Company December 27, 2001
Regal Cinemas Senior Credit Facility	$219.4	$—
Regal Cinemas 9 3/8% Senior Subordinated Notes	350.0	—
9 1/2% Senior subordinated notes due June 1, 2008	—	600.0
8 7/8% Senior subordinated debentures due December 15, 2010	—	200.0
Term Loans	—	505.0
Revolving credit facility	—	495.0
Equipment financing note payable, payable in varying quarterly installments through April 1, 2005	—	17.7
Capital lease obligations, 7.9%, maturing in 2009	1.5	1.6
Lease financing arrangements, 11.5%, maturing in various installments through 2021	97.8	99.4
Other	3.2	3.8

Total long-term obligations	671.9	1,922.5
Less current maturities	(16.5)	(2.2)
Less amounts subject to compromise	—	(1,817.8)

Total long-term obligations, net	$655.4	$102.5

        Regal Cinemas Senior Credit Facility—Regal Cinemas entered into an amended and restated senior credit agreement with several financial institutions including Lehman Brothers, Inc., Credit Suisse First Boston Corporation, General Electric Capital Corporation and Lehman Commercial Paper, Inc., on August 12, 2002, amending its existing senior credit agreement to increase the amount available for borrowing under the senior secured revolving credit facility from $100 million to $145 million and to decrease the amount of the senior secured term loan from $270 million to $225 million. Under the amended and restated senior credit agreement, the lenders advanced Regal Cinemas $225.0 million through a senior secured term loan, which was used, together with cash on hand at RCI, to repay in full its existing $270.0 million term loan. The amended and restated senior credit agreement also made available, subject to the satisfaction of conditions customary for extensions of credit of this type, an additional $145.0 million through a senior secured revolving credit facility. The $225.0 million term loan will amortize at a rate of 5% per annum until December 31, 2006, with the remaining 75% due in four installments ending on December 31, 2007. The senior secured revolving credit facility became available on August 12, 2002 and will be available until January 29, 2007. Regal Cinemas also maintains a letter of credit for $15.0 million related to its general unsecured claims as of December 26, 2002, which reduces the availability under its senior secured revolving credit facility to $130 million. As of December 26, 2002, there were no amounts outstanding on the senior secured revolving credit facility.

        Borrowings under the term facility bear interest, at Regal Cinemas' option, at either the base rate or Eurodollar rate plus, in each case, an applicable margin, subject to adjustment based upon the consolidated total leverage ratio of Regal Cinemas. The base rate is a fluctuating interest rate equal to the higher of (a) the British Banking Association's prime rate or (b) the Federal Funds Effective Rate plus 0.5%. At December 26, 2002, interest on the senior secured credit facility was approximately 4.6%.

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

        As described in Note 4—"Acquisitions," on April 17, 2002, Regal Cinemas sold $150 million principal amount of 9 3/8% senior subordinated notes due 2012, which were issued under the indenture pursuant to which Regal Cinemas sold the $200 million principal amount of 9 3/8% senior subordinated notes due 2012 in January 2002.

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

        Interest Rate Swaps—In September 1998, RCI entered into interest rate swap agreements for five-year terms to hedge a portion of its senior credit facilities variable interest rate risk. In September 2000, RCI monetized the value of these agreements for approximately $8.6 million. Prior to its emergence from bankruptcy, RCI had deferred the gain realized from the sale and was amortizing the gain as a credit to interest expense over the remaining original term of these swaps (through September 2003). Upon emergence from bankruptcy, the related unamortized deferred gain of $3.9 million was eliminated. The fair value of the swap agreement was ($0.2) million as of December 27, 2001.

        Extraordinary Gain—During 2001, the Company entered into agreements with certain of its landlords that resulted in the termination of certain leases, including eight which were accounted for as either capital leases or lease financing arrangements. Accordingly, the Company wrote-off the related debt obligations and net book value of the related property and equipment and other assets. During 2001, the Company also entered into lease modifications of certain lease financing arrangements which provided for a reduction of the total lease payments. In conjunction with these terminations and modifications the Company made payments of approximately $5.8 million, which, after the write-off of the related assets and liabilities, resulted in an extraordinary gain due to debt extinguishment of $21.7 million, net of applicable taxes of zero for the year ended December 27, 2001.

        Liabilities Subject to Compromise—See Note 7—"Bankruptcy Related Claims" for bankruptcy-related adjustments to amounts reported as "liabilities subject to compromise" at December 27, 2001.

        Maturities of Long-Term Obligations—The Company's long-term debt, capital lease obligations, and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2003	$14.6	$0.1	$1.8	$16.5
2004	11.8	0.1	2.1	14.0
2005	11.9	0.1	2.6	14.6
2006	11.8	0.1	2.9	14.8
2007	171.6	0.1	3.4	175.1
Thereafter	350.9	1.0	85.0	436.9

	$572.6	$1.5	$97.8	$671.9

7.    BANKRUPTCY RELATED CLAIMS

        The filing of the Chapter 11 Case by RCI automatically stayed actions by creditors and other parties of interest to recover any claim that arose prior to the commencement of the cases. In accordance with SOP 90-7, the following table sets forth the liabilities of RCI subject to compromise as of December 27, 2001 (in millions):

Debt:
Senior subordinated notes and debentures	$800.0
Senior credit facilities	1,000.0
Equipment financing note	17.7
Other	0.1

1,817.8
Other:
Trade accounts payable and other	32.4
Reserve for lease termination and related costs	37.1
Accrued interest	195.9

Total liabilities subject to compromise	2,083.2
Amounts to be settled using current assets	(183.9)

Balance subject to compromise	$1,899.3

        Contractual interest not accrued or recorded on certain pre-petition debt totaled approximately $15.8 million for the year ended December 27, 2001.

        RCI emerged from bankruptcy on January 29, 2002 in accordance with the Plan that was confirmed by the Bankruptcy Court on December 7, 2001. Approximately $1.817 billion of long-term debt plus $195.9 million of accrued and unpaid interest was discharged under the terms of the Plan in exchange for total payments of approximately $575.3 million. Regal Cinemas funded these payments through (i) cash on hand, (ii) a term loan ($270 million) borrowed under new senior credit facilities, and (iii) the issuance of new senior subordinated notes ($200 million). See Note 6—"Long-Term Obligations" for further description of these debt facilities. The discharge of such obligations subject to compromise for less than their recorded amounts resulted in an extraordinary gain of $661.9 million for the four week period ended January 24, 2002.

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

        RCI and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At December 26, 2002, approximately $23.6 million of remaining claims related to RCI's and Edwards' bankruptcy proceedings are recorded in the Company's December 26, 2002 consolidated balance sheet as "Bankruptcy Related Liabilities and Claims". In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent the Regal Cinemas claims are allowed by the bankruptcy court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas revolving credit facility. To the extent the Edwards claims are allowed by the bankruptcy court, they will be funded from restricted cash that has been set aside, cash on hand, cash from operations and, if the allowed claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of these claims will depend upon the resolution of these claims.

8.    INCOME TAXES

        The components of the provision for (benefit from) income taxes for income from continuing operations for each of the three fiscal years were as follows (in millions):

	Reorganized Company for the 48 weeks ended December 26, 2002	Predecessor Company for the four weeks ended Jan. 24, 2002	Predecessor Company as of December 27, 2001	Predecessor Company as of December 28, 2000
Current	$3.5	$—	$—	$(5.9)
Deferred	68.0	—	(50.9)	(96.0)
Increase in deferred income tax valuation allowance	—	—	50.9	182.8

Total income tax provision	$71.5	$—	$—	$80.9

        A reconciliation of the provision for (benefit from) income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Reorganized Company for the 48 weeks ended December 26, 2002	Predecessor Company for the four weeks ended Jan. 24, 2002	Predecessor Company as of December 27, 2001	Predecessor Company as of December 28, 2000
Provision (benefit) calculated at federal statutory income tax rate	$62.3	$147.3	$(60.0)	$(100.0)
State and local income taxes, net of federal benefit	8.3	35.7	(7.6)	(12.8)
Fresh start adjustments	—	332.3	—	—
Reorganization costs	0.4	7.6	9.0	—
Cancellation of debt income	—	(289.2)	—	—
Goodwill amortization	—	—	3.1	3.4
Goodwill impairment	—	—	4.6	7.1
Change in valuation allowance	—	(233.7)	50.9	182.8
Other	0.5	—	—	0.4

Total income tax provision	$71.5	$—	$—	$80.9

        Significant components of the Company's net deferred tax liability consisted of the following at:

	Reorganized Company for the year ended December 26, 2002	Predecessor Company as of December 27, 2001
	(in millions)
Deferred tax assets
Excess of tax basis over book basis of intangible assets	$19.1	$7.7
Excess of tax basis over book basis of certain assets	—	24.2
Deferred rent	12.1	—
Bankruptcy related liabilities	7.6	—
Accrued Expenses	—	31.7
Net operating loss carryforward	4.7	171.8
Other	0.1	13.9

Total deferred tax assets before valuation allowance	43.6	249.3
Valuation allowance	(5.1)	(233.8)

Total deferred tax assets after valuation allowance	38.5	15.5
Deferred tax liabilities
Excess of book basis over tax basis of fixed assets	(47.2)	—
Excess of book basis over tax basis of intangible assets	—	(7.1)
Other	(3.3)	(8.4)

Total deferred tax liabilities	(50.5)	(15.5)
Net deferred tax asset/(liability)	$(12.0)	$—

        At December 26, 2002, the Company has net operating loss carryforwards for federal income tax purposes of approximately $12.0 million expiring through 2021. The Company's net operating loss carryforwards were generated by the predecessor entity of Edwards. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses acquired from Edwards may be impaired as a result of the "ownership change" limitations.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at December 26, 2002 and December 27, 2001, totaling $5.1 million and $233.8 million, respectively, as management believed it more likely than not that the deferred tax asset would not be realized in future tax periods. The valuation allowance at December 26, 2002 relates to pre-acquisition deferred tax assets of Edwards. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of Edwards.

9.    COMMITMENTS AND CONTINGENCIES

  Leases

        The Company accounts for a majority of its leases as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 26, 2002, are summarized for the following fiscal years:

(In millions)
2003	$147.7
2004	144.1
2005	142.3
2006	141.3
2007	140.4
Thereafter	1635.9

        Rent expense under such operating leases amounted to $160.5 million, $10.5 million, $136.2 million and $158.2 million for the forty-eight weeks ended December 26, 2002, four weeks ended January 24, 2002, and fiscal years 2001and 2000, respectively. Contingent rent expense was $10.5 million, $0.4 million, $4.3 million and $3.6 million for the forty-eight weeks ended December 26, 2002, four weeks ended January 24, 2002, and fiscal years 2001 and 2000, respectively.

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

  Edwards Leveraged Sale and Leaseback

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

  Other

        RCI and Edwards are defendants in a number of claims arising from their decision to file voluntary petitions for relief under Chapter 11 and to close theatre locations or to cease construction of theatres on sites for which such entities had contractual obligations to lease such property. The Company and its subsidiaries are also presently involved in various legal proceedings arising in the ordinary course of its business operations, including personal injury claims, employment and contractual matters and other disputes. The Company believes it has adequately provided for the settlement of such matters. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

10.  RELATED PARTY TRANSACTIONS

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

        On April 17, 2002, REG used a portion of the proceeds from REH's sale of Edwards to RCI to cause Edwards to redeem its Series A and Series B preferred stock. Anschutz received $47.8 million and Oaktree's Principal Activities Group received $11.9 million in the redemption of Edwards' Series A preferred stock held by them. Edwards Affiliated Holdings, LLC, Ms. Ruoff and Ms. Randolph received an aggregate of $15.7 million in the redemption of the Edwards' Series B preferred stock held by them.

Payment of Edwards' Subordinated Notes

        On April 17, 2002, REG used a portion of the proceeds from REH's sale of Edwards to RCI to cause Edwards to redeem from Anschutz approximately $9.6 million and from Oaktree's Principal Activities Group approximately $2.4 million owed on the Edwards Subordinated Notes issued by Edwards to Anschutz and Oaktree's Principal Activities Group.

Bridge Facility

        During December 2001, RCI entered into a bridge facility with Anschutz and an affiliate of Oaktree's Principal Activities Group. Under the terms of the bridge facility, RCI paid commitment fees during January 2002 of $1.6 million to Anschutz and $400,000 to an affiliate of Oaktree's Principal Activities Group, which in the aggregate was 1% of the total amount of available commitments under the bridge facility. This bridge facility was not drawn and terminated upon RCI's emergence from bankruptcy.

Management Agreements

        RCI has agreed to manage the theatre operations of United Artists pursuant to the terms of a form management agreement, the material terms of which have been agreed upon in principal. During the year ended December 26, 2002, RCI recorded management fee revenues of approximately $12.4 million related to this arrangement. Such fees have been recorded in the accompanying consolidated statement of operations for the year ended December 26, 2002 as a component of "Other Operating Revenues." Management expects that a definitive management agreement will be executed in the second quarter of 2003.

Other Transactions

        During the year ended December 26, 2002, as members of the class of holders of RCI's former senior credit facilities, Anschutz, Oaktree's Principal Activities Group and Greenwich Street Capital Partners ("GSCP"), received $33.6 million, $5.6 million and $6.0 million, respectively, in respect of accrued but unpaid interest. As members of the class of holders of RCI's subordinated debt, Anschutz received cash payments of approximately $129.5 million, Oaktree's Principal Activities Group received cash payments of approximately $29.7 million and GSCP received cash payments of approximately $5.5 million in satisfaction of these claims, which payments equaled approximately 20% of the principal amount of subordinated debt held by them. Anschutz received cash payments of approximately $3.2 million, Oaktree's Principal Activities Group received cash payments of approximately $800,000 from REG and GSCP received cash payments from RCI of approximately $50,000 in respect of certain expenses incurred in connection with RCI's restructuring. In addition, REG paid GSCP $1.0 million for restructuring services.

        During the year ended December 26, 2002, RCM incurred approximately $391,000 of expenses payable to certain Anschutz affiliates for reimbursement of travel and marketing expenses. Additionally, RCM has recorded revenue of $718,000 from certain affiliates of Anschutz and Oaktree's Principal Activities Group related to marketing and business meeting services provided by RCM to these affiliates.

11.  CAPITAL STOCK AND STOCK OPTION PLAN

        As of December 26, 2002, the Company's authorized capital stock consisted of:

  •
  25,000,000 shares of common stock, par value $0.001 per share; and
  •
  5,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of common stock, 7,500,000 shares were outstanding as of December 26, 2002, all of which are held by REH. Of the authorized shares of the preferred stock, no shares are issued and outstanding as of December 26, 2002. The Company may issue the preferred shares from time to time in such series having such designated preferences and rights, qualifications and limitations as the Board of Directors may determine.

RCI 1998 Stock Purchase and Option Plan

        RCI issued certain key members of management options under the 1998 Stock Purchase and Option Plan for Key Employees of RCI.

        The following table summarizes information about fixed stock options outstanding at December 27, 2001 for RCI (Predecessor Company):

		Weighted Average Exercise Price	Options Exercisable At Year End
Under option at December 30, 1999	16,455,830	$3.78	9,027,781
Options granted in 2000	—	—
Options exercised in 2000	—	—
Options canceled or redeemed in 2000	(1,652,818)	3.78

Under option at December 28, 2000	14,803,012	3.78	9,920,444
Options granted in 2001	—	—
Options exercised in 2001	—	—
Options canceled or redeemed in 2001	(445,945)	4.38

Under option at December 27, 2001	14,357,067	$3.76	11,444,711

        Had the fair value of options granted under these plans been recognized in accordance with SFAS No. 123 as compensation expense on a straight-line basis over the vesting period of the grant, the Company's net loss would have been recorded in the amounts indicated below (in millions):

	Year ended December 27, 2001	Year ended December 28, 2000
Net Loss:
As Reported	$(171.5)	$(366.6)
Pro Forma	(173.1)	(368.8)

        The pro forma results do not purport to indicate the effects on reported net income for recognizing compensation expense that is expected to occur in future years. There were no options granted in fiscal years 2001 and 2000.

        Pursuant to the reorganization of RCI through the Chapter 11 Case, all of the outstanding stock options of RCI granted prior to the effective date of the Plan were cancelled effective January 29, 2002.

REG 2002 Stock Incentive Plan

        On January 29, 2002, the Company issued stock options to certain employees of Regal Cinemas. Subsequently, REG established the 2002 Stock Incentive Plan (the "Plan") which provides for the granting of incentive stock options and non-qualified stock options to principally officers and employees of REG and its subsidiaries.

        In conjunction with the exchange transaction on April 12, 2002 (see Note 3—"Formation of Regal Entertainment Group"), the holders of outstanding options of Regal Cinemas issued in connection with the Company's emergence from bankruptcy on January 29, 2002, received replacement options to purchase 6,544,596 shares of REG Class A common stock at $8.87 per share. As a result, stock option information presented herein prior to the exchange of options has been retroactively restated to reflect the effects of the exchange transaction. Deferred stock compensation totaling approximately $14.3 million was recorded based on the intrinsic value of the options exchanged using the value of the exchange transaction of $11.06 per share. Ten percent of such options were exercisable on the date of grant, another ten percent became exercisable on January 29, 2003 and the remaining options are exercisable in installments of 20% on January 29 of each succeeding year and expire no later than 10 years from the date of grant. For the period from April 12, 2002 through December 26, 2002, the Company recorded compensation expense of $0.6 million, net of tax, related to such options.

        The following table summarizes information about REG's fixed stock options outstanding held by Regal Cinemas' employees as of December 26, 2002, as restated for the effects of the exchange transaction:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options Exercisable At Year End
Under option at December 27, 2001	—	$—		—
Options granted in 2002 at fair value	6,544,596	8.87	$4.48
Options exercised in 2002	(574,163)	8.87
Options canceled or redeemed in 2002	(42,144)	8.87

Under option at December 26, 2002	5,928,289	$8.87		80,297

        The following table summarizes information about the Plan's stock options at December 26, 2002, including the weighted average remaining contractual life and weighted average exercise price:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at 12/26/02	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/26/02	Weighted Average Exercise Price
$8.87	5,928,289	9.36	$8.87	80,297	$8.87

        The Company utilizes the intrinsic value method of accounting for stock option grants in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had the fair value of options granted under these plans been recognized in accordance with SFAS No. 123 as compensation expense on a straight-line basis over the vesting period of the grants, the Company's net income would have been recorded in the amounts indicated below (in millions):

	Forty-eight weeks ended December 26, 2002 (Reorganized Company)	Four weeks ended January 24, 2002 (Predecessor Company)
Net income available to common stockholders, as reported:	$106.3	$420.8
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.1)	(0.1)

Pro forma net income	104.2	420.7

        The pro forma results do not purport to indicate the effects on reported net income for recognizing compensation expense that is expected to occur in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants issued in 2002: expected annual dividend yields of 0.0 to 3.0%; expected volatility of 0.0 to 0.389; expected lives of 7.5 years; and a risk-free interest rates ranging from 4.59–4.83%.

12.  EMPLOYEE BENEFIT PLAN

        The Company sponsors an employee benefit plan, the RCI 401(k) Plan, under section 401(k) of the Internal Revenue Code for the benefit of substantially all full-time employees. The plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. The plan currently matches an amount equal to 40% of the participant's contributions up to 6% of the participant's compensation. Employee contributions are invested in various investment funds based upon elections made by the employee.

        In conjunction with the exchange transaction in April 2002 (see Note 1—"The Company and Basis of Presentation"), Regal Cinemas', United Artists' and Edwards Theatres' management and operations were combined. Accordingly, during May 2002, United Artists transferred all plan assets (approximately $19.9 million) under the United Artists 401(k) Savings Plan to the RCI 401(k) plan. The Company made discretionary contributions of approximately $0.7 million, $0.1 million, $0.5 million and $0.5 million to the RCI plan for the forty-eight weeks ended December 26, 2002, the four weeks ended January 24, 2002, fiscal 2001 and 2000, respectively.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

        The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued liabilities:

        The carrying amounts approximate fair value because of the short maturity of these instruments.

Long term obligations, excluding capital lease obligations and lease financing arrangements:

        The fair value of the Regal Cinemas Senior Credit Facility, which consists of a term loan and revolving credit facility, is estimated based on quoted market prices as of December 26, 2002. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the Regal Cinemas Senior Subordinated Notes are estimated based on quoted market prices for these issuances as of December 26, 2002. The carrying amounts of the Company's term loans and the revolving credit facility at December 27, 2001 were estimated based on quoted market prices for the Company's senior credit facility, which consisted of the Company's term loans and revolving credit facility. The associated interest rates were based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the Company's senior subordinated notes and debentures as of December 27, 2001 were estimated based on the Company's plan of reorganization, as confirmed by the Bankruptcy Court, which provides for a cash payment of approximately 20% of the face value of the subordinated notes and debenture. The fair values of the Company's other long term debt obligations were based on recent financing transactions for similar debt issuances and carrying value approximates fair value. The aggregate amounts and fair values of long-term debt at December 26, 2002 and December 27, 2001 consist of the following:

	Reorganized Company 2002	Predecessor Company 2001
	(In millions)
Carrying amount	$572.6	$1,821.5
Fair value	$595.0	$1,181.4

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Shown below are the names, ages as of January 1, 2003, and current positions of our directors and executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Michael L. Campbell	49	Director and Chief Executive Officer of Regal Cinemas and Co-Chairman of the board of directors and Co-Chief Executive Officer of REG
Kurt C. Hall	43	Director of Regal Cinemas, Co-Chairman of the board of directors and Co-Chief Executive Officer of REG and President and Chief Executive Officer of RCM
Gregory W. Dunn	43	President and Chief Operating Officer of Regal Cinemas and Executive Vice President and Chief Operating Officer of REG
Amy E. Miles	36	Director of Regal Cinemas and Executive Vice President, Chief Financial Officer and Treasurer of Regal Cinemas and REG
Peter B. Brandow	42	Executive Vice President, General Counsel and Secretary of Regal Cinemas and REG

        Michael L. Campbell is a director and is our Chief Executive Officer and is Co-Chairman and Co-Chief Executive Officer of REG. Mr. Campbell founded RCI in November 1989, and has served as President and Chief Executive Officer of RCI since its inception. Mr. Campbell served as a director and executive officer of RCI when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 1 to the financial statements included in this Form 10-K. Prior thereto, Mr. Campbell was the Chief Executive Officer of Premiere Cinemas Corporation, which he co-founded in 1982, and served in such capacity until Premiere was sold in October 1989. Mr. Campbell is a director of Fandango, Inc. and serves as a director of the National Association of Theatre Owners ("NATO") and serves on its executive committee of the board of directors.

        Kurt C. Hall is a director, Co-Chairman and Co-Chief Executive Officer of REG and, President and Chief Executive Officer of RCM. Mr. Hall served as President and Chief Executive Officer of United Artists Theatre Company from March 6, 1998 to August 8, 2002, and as a director from May 12, 1992 until August 8, 2002. Mr. Hall served as a director and executive officer of United Artists Theatre Company when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings. Prior thereto, Mr. Hall served as Chief Operating Officer since February 24, 1997, and as Executive Vice President since May 12, 1992. Mr. Hall was Chief Financial Officer of United Artists, a wholly owned subsidiary of United Artists Theatre Company , from May 12, 1992 to March 5, 1998. Mr. Hall serves on the executive committee of the board of directors of NATO.

        Gregory W. Dunn is the President and Chief Operating Officer of Regal Cinemas, Executive Vice President and Chief Operating Officer of REG, and served as Executive Vice President and Chief Operating Officer of RCI from 1995 to March 2002. Mr. Dunn served as an executive officer of RCI when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 1 to the financial statements included in this Form 10-K. Mr. Dunn served as Vice President of Marketing and Concessions of RCI from 1991 to 1995.

        Amy E. Miles is a director and is our Executive Vice President, Chief Financial Officer and Treasurer and has served as the Executive Vice President, Chief Financial Officer and Treasurer of RCI since January 2000. Ms. Miles has also served as the Executive Vice President, Chief Financial Officer and Treasurer of REG since March 2002. Ms. Miles served as an executive officer of RCI when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 1 to the financial statements included in this Form 10-K. Prior thereto, Ms. Miles was Senior Vice President of Finance from April 1999, when she joined RCI Ms. Miles was a Senior Manager with Deloitte & Touche from 1998 to 1999. From 1989 to 1998, she was with PricewaterhouseCoopers, LLC.

        Peter B. Brandow is our Executive Vice President, General Counsel and Secretary and has served as the Executive Vice President, General Counsel and Secretary of RCI since July 2001, and served as Senior Vice President, General Counsel and Secretary of RCI since February 2000. Mr. Brandow has also served as the Executive Vice President, General Counsel and Secretary of REG since March 2002. Mr. Brandow served as an executive officer of RCI when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 1 to the financial statements included in this Form 10-K. Prior thereto, Mr. Brandow was Vice President, General Counsel and Secretary from February 1999 when he joined RCI. From September 1989 to January 1999, Mr. Brandow was an associate with the law firm Simpson Thatcher & Bartlett.

        None of our directors, executive officers or any beneficial owner of more than 10% of our equity securities is required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934 with respect to their relationship with us because we do not have any equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 11. EXECUTIVE COMPENSATION

        The following table provides information regarding the annual, long-term and other compensation during fiscal 2000, 2001 and 2002 for our Chief Executive Officer and our other most highly compensated executive officers who were serving as executive officers at the end of our fiscal year 2002 and whose salary and bonus exceeded $100,000 during that year. These individuals are referred to as our Named Executive Officers. The compensation reported for the Named Executive Officers for fiscal 2002 is the compensation that they received in their capacities as executive officers of REG, our parent. The Named Executive Officers did not receive any additional compensation from us or any other REG subsidiary during the year.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)(2)	Securities Underlying Options (#)(3)
Michael L. Campbell Chief Executive Officer	2002 2001 2000	$589,100 590,432 547,060	$883,650 1,300,573 150,000	1,908,840 — —
Kurt C. Hall Chief Executive Officer and President of RCM	2002 2001 2000	589,100 — —	839,100 — —	620,918 — —
Gregory W. Dunn President and Chief Operating Officer	2002 2001 2000	377,169 378,022 351,004	377,169 647,291 75,000	590,832 — —
Amy E. Miles Executive Vice President, Chief Financial Officer and Treasurer	2002 2001 2000	325,000 311,538 242,637	325,000 532,875 90,000	590,832 — —
Peter B. Brandow Executive Vice President, General Counsel and Secretary	2002 2001 2000	305,000 278,077 194,970	305,000 518,750 55,000	454,486 — —

(1)
The 2002, 2001 and 2000 bonus amounts reflect cash bonuses earned in 2002, 2001 and 2000, respectively. We did not grant options to our Named Executive Officers in 2001 and 2000.

(2)
In December 2000, we established a management retention program, which provided for retention bonuses payable upon RCI's emergence from bankruptcy. RCI paid these bonuses in the first quarter of 2002 after its plan of reorganization became effective. The bonus amounts for 2001 include amounts paid to our Named Executive Officers in the first quarter of 2002 under the retention program as follows: Mr. Campbell: $589,100; Mr. Dunn: $282,877; Ms. Miles: $232,875; and Mr. Brandow: $228,750.

(3)
The 2002 stock option grants shown in the table are stock option grants from REG that were granted in exchange for the post-bankruptcy grants of ours disclosed in the option grant table below. Please see Note 11 to the accompanying financial statements for additional detail regarding the REG stock option grants to our executive officers.

Option Grants in Last Fiscal Year

        In connection with RCI's bankruptcy reorganization, pursuant to the Plan all of the stock option grants of RCI outstanding prior to the effective date of the Plan were cancelled effective January 29, 2002. Upon emergence from the bankruptcy reorganization, we granted options to acquire an aggregate of 600,000 shares of our common stock. The following table provides information regarding our stock option grants to our Named Executive Officers during fiscal 2002.

Individual Grants
Name	Number of Securities Underlying Stock Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/share)	Expiration Date
Michael L. Campbell	175,000	29.2%	$96.73	(1)
Kurt C. Hall	—	—	—	—
Gregory W. Dunn	54,167	9.0%	96.73	(1)
Amy E. Miles	54,167	9.0%	96.73	(1)
Peter B. Brandow	41,667	6.9%	96.73	(1)

(1)
In connection with the formation of REG and the conjunction with the exchange transaction, all post-bankruptcy grants of ours were exchanged for option grants from REG. As a result, there are no remaining stock options to purchase shares of our common stock outstanding, and we do not currently anticipate granting any such stock options in the future. For information regarding the REG stock options that were granted to our Named Executive Officers in the exchange transaction, please refer to the Summary Compensation Table above and to REG's proxy statement for its 2003 annual stockholders meeting when it becomes available.

Aggregated Option Exercises In Last Fiscal Year and FY-End Option Values

        Our Named Executive Officers did not exercise any stock options to purchase shares of our common stock during the fiscal year ended December 26, 2002 and, because all of our post-bankruptcy grants were exchanged for option grants from REG in the exchange transaction, none of our securities were underlying unexercised stock options at fiscal year end. Accordingly, the aggregated option exercise table has been omitted. For information regarding the REG options exercises of our Named Executive Officers during the fiscal year, please refer to REG's proxy statement for its 2003 annual stockholders meeting when it becomes available.

Director Compensation

        We reimburse our directors for reasonable out-of-pocket expenses related to attending board of director meetings. We do not pay, and do not currently anticipate paying, any other cash or equity compensation to our directors for serving on our board of directors.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

        We do not have any employment agreements with our Named Executive Officers. REG, however, has entered into employment agreements with Messrs. Campbell, Hall and Dunn and Ms. Miles, which provide for their employment as executive officers of us or our subsidiaries, as well as for REG. The terms of their employment agreements with REG are set forth below.

        REG entered into employment agreements with Messrs. Campbell and Hall, pursuant to which Mr. Campbell will serve as our Chief Executive Officer and as Co-Chief Executive Officer of REG, and Mr. Hall will serve as Co-Chief Executive Officer of REG and as President and Chief Executive Officer of RCM. The term of the agreements is three years and provides for a base annual salary of $589,100 for each of Mr. Campbell and Mr. Hall, subject to subsequent annual adjustment. Each executive officer is also eligible to receive a cash bonus each year based on performance and attainment of earnings objectives set by REG's board of directors. Each executive officer's target bonus shall be at least 100% of his base annual salary and each executive officer's stretch bonus shall be at least 150% of his base annual salary.

        If either Mr. Campbell's or Mr. Hall's employment is terminated without cause, such executive officer is entitled to severance payments equal to two times his base annual salary and health and life insurance benefits for 24 months from the date of the termination of his employment. Under those circumstances, each executive officer is also entitled to receive, pro-rated to the date of termination, any bonus he would have received for that year. If either executive officer terminates his employment for good reason, he is entitled to receive, in addition to amounts payable if REG were to have terminated his employment without cause, one times such executive officer's target bonus. Also, if REG terminates employment, or if either executive officer resigns for good reason, within 3 months prior to, or one year after, a change of control of REG, such executive officer is entitled to receive severance payments equal to: (i) the actual bonus, pro-rated to the date of termination, he would have received in respect of the fiscal year in which the termination occurs; and (ii) two and one-half times his annual base salary plus two times his target bonus, and health and life insurance benefits for 30 months. Each executive officer is also subject to a noncompete agreement under which he agrees not to compete with REG or its theatre affiliates or solicit or hire certain of REG's employees during the term of his employment agreement and for one year thereafter.

        REG entered into employment agreements with Ms. Miles and Mr. Dunn, pursuant to which Ms. Miles will serve as our Chief Financial Officer and as Chief Financial Officer of REG, and Mr. Dunn will serve as our President and Chief Operating Officer and as REG's Chief Operating Officer. The term of the agreements is three years and the agreements provide for base annual salaries of $377,169 for Mr. Dunn and $325,000 for Ms. Miles, subject to subsequent annual adjustment. Each executive officer is also eligible to receive a cash bonus each year based on performance and attainment of earnings objectives set by REG's board of directors. Each executive officer's target bonus shall be at least 75% of his or her base annual salary and each executive officer's stretch bonus shall be at least 100% of his or her base annual salary.

        If either Ms. Miles' or Mr. Dunn's employment is terminated without cause, such executive officer is entitled to severance payments equal to two times his or her base annual salary and health and life insurance benefits for 24 months from the date of the termination of his or her employment. Under those circumstances, each executive officer is also entitled to receive, pro-rated to the date of termination, any bonus he or she would have received for that year. If either executive officer terminates his or her employment for good reason, he or she is entitled to receive, in addition to amounts payable if we were to have terminated his or her employment without cause, one times such executive officer's target bonus. Also, if REG terminates employment, or if either executive officer resigns for good reason, within 3 months prior to, or one year after, a change of control of REG, such executive officer is entitled to receive severance payments equal to: (i) the actual bonus, pro-rated to the date of termination, the executive officer would have received in the fiscal year in which the termination occurs, and (ii) two times the executive officer's annual salary plus one and one-half times the executive officer's target bonus, and health and life insurance benefits for 30 months. Each executive officer is also subject to a noncompete agreement under which he or she agrees not to compete with REG or its theatre affiliates or solicit or hire certain of REG's employees during the term of his or her employment agreement and for one year thereafter.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        We are a wholly owned subsidiary of REH, which is a wholly owned subsidiary of REG. Anschutz Company, which beneficially owned as of March 7, 2003 approximately 61.3% of REG's Class A common stock, approximately 82.6% of REG's Class B common stock and approximately 77.6% of the voting power of REG's outstanding voting capital stock, may be deemed to beneficially own our shares held directly by REH. And, Philip F. Anschutz, as the sole owner of Anschutz Company, may be deemed to beneficially own our shares beneficially owned by Anschutz Company. The foregoing information is based upon filings made by Anschutz Company and Mr. Anschutz with the Securities and Exchange Commission in respect of the shares of REG beneficially owned by it and him. None of our directors or Named Executive Officers owns beneficially any of our shares of capital stock.

Equity Compensation Plan Information

        We do not have any compensation plans outstanding under which our equity securities are authorized for issuance, and we have no present intention to adopt any such plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Shareholders Agreement

        On January 29, 2002, we entered into a shareholders agreement with those holders of debt under Regal Cinemas' former senior credit facilities who agreed to exchange a portion of their pre-petition claims for our newly issued common stock, which was issued in exchange for Regal Cinemas' common stock. The shareholders agreement provisions contain certain agreements regarding corporate governance and certain matters relating to the shares of our common stock that was subsequently exchanged for our common stock. This shareholders agreement terminated upon the formation of REG.

RCI Reorganization Payments

        As members of the class of holders of RCI's former senior credit facilities, Anschutz, Oaktree's Principal Activities Group and Greenwich Street Capital Partners ("GSCP"), received $33.6 million, $5.6 million and $6.0 million, respectively, in respect of accrued but unpaid interest. As members of the class of holders of RCI's subordinated debt, Anschutz received cash payments of approximately $129.5 million, Oaktree's Principal Activities Group received cash payments of approximately $29.8 million and GSCP received cash payments of approximately $5.5 million in satisfaction of these claims, which payments equaled approximately 20% of the principal amount of subordinated debt held by them. Anschutz has received cash payments of approximately $1.6 million, Oaktree's Principal Activities Group received cash payments of approximately $400,000 and GSCP has received cash payments of approximately $50,000 in respect of certain documented expenses incurred in connection with RCI's restructuring. In addition, RCI paid GSCP $1,000,000 for restructuring services.

Edwards Reorganization Payments

        Under Edwards' plan of reorganization, Anschutz and Oaktree's Principal Activities Group will contribute to Edwards $0.90 for each $1.00 of allowed general unsecured claims in excess of $55.0 million, up to $13.5 million. For each $900 contributed, Anschutz and Oaktree's Principal Activities Group will receive $1,044, up to a maximum of $15,663,333, from Ms. Carole Ann Ruoff and Ms. Joan Edwards Randolph, both former stockholders of Edwards; and from Edwards Affiliated Holdings, LLC, a company controlled by Mr. W. James Edwards, another former stockholder of Edwards. REG will also acquire up to 331,451 shares of its Class A common stock from Edwards Affiliated Holdings, LLC, based on the dollar amount contributed by Anschutz and Oaktree's Principal Activities Group. Anschutz and Oaktree's Principal Activities Group will, in turn, receive the same number of shares from REG, and will also receive from Ms. Ruoff and Ms. Randolph an aggregate of up to $7,384,469 in cash, in each instance based on the amount contributed and allocated between Anschutz and Oaktree's Principal Activities Group in relation to their respective contributions.

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

        On April 17, 2002, we used a portion of the proceeds from the 9 3/8% senior subordinated notes issued on April 17, 2002 to cause Edwards to redeem its Series A and Series B preferred stock. Anschutz received $47.8 million and Oaktree's Principal Activities Group received $11.9 million in the redemption of Edwards' Series A preferred stock held by them. Edwards Affiliated Holdings, LLC, an entity controlled by Edwards' former stockholder and director, W. James Edwards, III and Mr. Edwards' sisters received an aggregate of $15.7 million in the redemption of the Edwards' Series B preferred stock held by them.

Payment of Edwards' Senior Subordinated Notes

        On April 17, 2002, we used a portion of the proceeds from our 9 3/8% senior subordinated notes issued on April 17, 2002 to cause Edwards to redeem from Anschutz approximately $9.6 million and Oaktree's Principal Activities Group approximately $2.4 million owed on the senior subordinated notes issued by Edwards to Anschutz and Oaktree's Principal Activities Group.

Guaranties of Certain Edwards' Lease Obligations

        On March 8, 2002, Anschutz entered into a Guaranty for the benefit of Starwood Wasserman Fresno LLC pursuant to which Anschutz unconditionally and irrevocably agreed to guaranty the full and timely payment and performance of all of the duties, obligations and covenants of Edwards under a certain Lease dated December 27, 1999 entered into by Edwards and Starwood Wasserman Fresno LLC. Under such Lease, Edwards leases property located in Fresno, California from Starwood Wasserman Fresno LLC for the purpose of operating a theatre on such property. On December 31, 2002, the Guaranty was terminated and replaced by a new joint and several guaranty from REG and RCI. Pursuant to the new Guaranty, if Edwards defaults under the Lease, Starwood Wasserman Fresno LLC may proceed immediately against REG and RCI or Edwards, or both, or may enforce against REG and RCI or Edwards, or both, any rights it has under the Lease or pursuant to applicable laws.

        On March 8, 2002, Anschutz entered into a Guaranty for the benefit of Starwood Wasserman Ontario LLC pursuant to which Anschutz unconditionally and irrevocably agreed to guaranty the full and timely payment and performance of all of the duties, obligations and covenants of Edwards under a certain Lease dated July 16, 1999 entered into by Edwards and Starwood Wasserman Ontario LLC. Under such Lease, Edwards leases property located in Ontario, California from Starwood Wasserman Ontario LLC for the purpose of operating a theatre on such property. On December 31, 2002, the Guaranty was terminated and replaced by a new joint and several guaranty from REG and RCI. Pursuant to the new Guaranty, if Edwards defaults under the Lease, Starwood Wasserman Ontario LLC may proceed immediately against REG and RCI or Edwards, or both, or may enforce against REG and RCI or Edwards, or both, any rights it has under the Lease or pursuant to applicable laws.

Employment Agreements

        In connection with its the bankruptcy reorganization, RCI entered into Employment Agreements with Messrs. Campbell and Dunn and Ms. Miles. These agreements were superseded by the employment agreements with REG described above under the caption "Executive Compensation—Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

Indemnification Agreements

        RCI has entered into indemnification agreements with each of Michael L. Campbell, Peter B. Brandow, Gregory W. Dunn and Amy E. Miles. The idemnification agreements provide that RCI will indemnify each of those individuals against claims arising out of events or occurrences related to that individual's service as an agent of RCI, except among other restrictions to the extent such claims arise from conduct that was knowingly fraudulent, a knowing violation of law or of any policy of RCI, deliberately dishonest or in bad faith or constituted willful misconduct.

Management Agreements

        RCI has has agreed to manage the theatre operations of United Artists pursuant to the terms of a form management agreement, the material terms of which have been agreed upon in principal. The amount of fees and expenses under this arrangement totaled approximately $12.4 million for the year ended December 26, 2002. Management believes such fees and expenses are customary for agreements of this nature and expects to complete a definitive management agreement during the second quarter of 2003.

Item 14. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation thereof.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this report on Form 10-K:

(1)
Financial Statements of Regal Cinemas Corporation:

      Independent Auditors' Reports regarding Regal Cinemas' consolidated financial statements

      Regal Cinemas' Consolidated Balance Sheets as of December 26, 2002 and December 27, 2001

      Regal Cinemas' Consolidated Statements of Operations for the forty-four weeks ended December 26, 2002 (Reorganized Company), the four weeks ended January 24, 2002, and the years ended December 27, 2001 and December 28, 2000 (Predecessor Company)

      Regal Cinemas' Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 26, 2002 (Reorganized Company), December 27, 2001 and December 28, 2000 (Predecessor Company)

      Regal Cinemas' Consolidated Statements of Cash Flows for the forty-four weeks ended December 26, 2002 (Reorganized Company), the four weeks ended January 24, 2002 and the years ended December 27, 2001, and December 28, 2000 (Predecessor Company)

      Notes to Regal Cinemas' Consolidated Financial Statements

  (2)
  Financial Statement Schedules have been omitted because of the absence of conditions under which they are required, or because the information is shown elsewhere in this Form 10-K.

  (3)
  Exhibits:

Exhibit Number	Description of Exhibits
2.1	Regal Cinemas, Inc. Amended Joint Plan of Reorganization dated December 5, 2001 (filed as exhibit 2.1 to Regal Entertainment Group's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.2
Regal Cinemas, Inc. Disclosure Statement dated September 6, 2001 (filed as exhibit 2.3 to Regal Cinemas, Inc.'s Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-52943), and incorporated herein by reference)
2.3
Edwards Theatres Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.4
Edwards Theatres Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of the Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.5
Exchange Agreement, dated as of March 11, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)

3.1
Amended and Restated Certificate of Incorporation of Regal Cinemas Corporation (filed as exhibit 3.1 to Regal Cinemas Corporation's Registration Statement on Form S-4 (Commission File No. 333-87930) on May 9, 2002, and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Regal Cinemas Corporation (filed as exhibit 3.2 to Regal Cinemas Corporation's Registration Statement on Form S-4 (Commission File No. 333-87930) on May 9, 2002, and incorporated herein by reference)
4.1
Indenture dated as of January 29, 2002 among Regal Cinemas Corporation, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to the 9 3/8% Senior Subordinated Notes due 2012 (filed as exhibit 4.6 to Regal Entertainment Group's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
4.2
First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.3
Second Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, Edwards Theatres, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4
Third Supplemental Indenture, dated as of November 28, 2002, by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary, and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Regal Entertainment Group's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
4.5
Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated January 29, 2002 (filed as exhibit 4.8 to Regal Entertainment Group's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
4.6
Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated April 17, 2002 (filed as exhibit 4.10 to Amendment No. 1 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.7
Amended and Restated Credit Agreement, dated as of August 12, 2002, among Regal Cinemas Corporation and Regal Cinemas, Inc. as Co-Borrowers, the Lenders Party thereto, Lehman Brothers Inc. and Credit Suisse First Boston as Joint Advisors, Joint Lead Arrangers and Joint Book Managers, Credit Suisse First Boston, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and Lehman Commercial Paper Inc., as Administrative Agent (filed as Exhibit 10.1 to Regal Cinemas Corporations' Form 10-Q for the fiscal quarter ended June 27, 2002 (Commission File No. 333-87930), and incorporated herein by reference)

10.1*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.2*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.3*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.4*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Kurt C. Hall (filed as exhibit 10.5 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
21.1	List of Subsidiaries
99.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*
Identifies each management contract or compensatory plan or arrangement

(b)
Current Reports on Form 8-K during the fourth quarter of fiscal 2002:

    None

(c)
The exhibits required to be filed herewith are listed above.

(d)
Not applicable

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL CINEMAS CORPORATION
March 26, 2003	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	Director and Chief Executive Officer (Principal Executive Officer)	March 26, 2003
/s/ KURT C. HALL Kurt C. Hall	Director	March 26, 2003
/s/ AMY E. MILES Amy E. Miles	Director, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2003

CERTIFICATIONS

Certification by the Chief Executive Officer of Regal Cinemas Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael L. Campbell, Chief Executive Officer of Regal Cinemas Corporation (the "Company"), hereby certify that:

        (1)  I have reviewed this annual report on Form 10-K of the Company;

        (2)  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        (3)  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this annual report;

        (4)  The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the Company including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)  The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        (6)  The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 26th day of March, 2003

/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer

Certification by the Chief Financial Officer of Regal Cinemas Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Amy E. Miles, Chief Financial Officer of Regal Cinemas Corporation (the "Company"), hereby certify that:

        (1)  I have reviewed this annual report on Form 10-K of the Company;

        (2)  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        (3)  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this annual report;

        (4)  The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the Company including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)  The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        (6)  The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 26th day of March, 2003

/s/ AMY E. MILES Amy E. Miles Chief Financial Officer

Exhibit Index

Exhibit Number	Description
2.1	Regal Cinemas, Inc. Amended Joint Plan of Reorganization dated December 5, 2001 (filed as exhibit 2.1 to Regal Entertainment Group's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.2	Regal Cinemas, Inc. Disclosure Statement dated September 6, 2001 (filed as exhibit 2.3 to Regal Cinemas, Inc.'s Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-52943), and incorporated herein by reference)
2.3	Edwards Theatres Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.4	Edwards Theatres Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of the Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.5	Exchange Agreement, dated as of March 11, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1	Amended and Restated Certificate of Incorporation of Regal Cinemas Corporation (filed as exhibit 3.1 to Regal Cinemas Corporation's Registration Statement on Form S-4 (Commission File No. 333-87930) on May 9, 2002, and incorporated herein by reference)
3.2	Amended and Restated Bylaws of Regal Cinemas Corporation (filed as exhibit 3.2 to Regal Cinemas Corporation's Registration Statement on Form S-4 (Commission File No. 333-87930) on May 9, 2002, and incorporated herein by reference)
4.1	Indenture dated as of January 29, 2002 among Regal Cinemas Corporation, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to the 9 3/8% Senior Subordinated Notes due 2012 (filed as exhibit 4.6 to Regal Entertainment Group's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
4.2	First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.3	Second Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, Edwards Theatres, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.4	Third Supplemental Indenture, dated as of November 28, 2002, by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary, and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Regal Entertainment Group's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
4.5	Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated January 29, 2002 (filed as exhibit 4.8 to Regal Entertainment Group's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
4.6	Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated April 17, 2002 (filed as exhibit 4.10 to Amendment No. 1 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.7	Amended and Restated Credit Agreement, dated as of August 12, 2002, among Regal Cinemas Corporation and Regal Cinemas, Inc. as Co-Borrowers, the Lenders Party thereto, Lehman Brothers Inc. and Credit Suisse First Boston as Joint Advisors, Joint Lead Arrangers and Joint Book Managers, Credit Suisse First Boston, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and Lehman Commercial Paper Inc., as Administrative Agent (filed as Exhibit 10.1 to Regal Cinemas Corporations' Form 10-Q for the fiscal quarter ended June 27, 2002 (Commission File No. 333-87930), and incorporated herein by reference)
10.1	Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.2	Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.3	Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.4	Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Kurt C. Hall (filed as exhibit 10.5 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
21.1	List of Subsidiaries
99.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)