Form 10-Q
period 2003-03-27
REGAL CINEMAS CORP
filed 2003-05-12
CIK 1172371

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

        Common Stock—7,500,000 shares outstanding at May 12, 2003

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL CINEMAS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 27, 2003	December 26, 2002
ASSETS
Current assets:
Cash and equivalents	$212.0	$178.5
Restricted cash	10.2	22.5
Trade and other receivables	12.8	19.0
Inventories	4.1	4.4
Prepaid and other current assets	17.9	19.7
Assets held for sale	7.0	9.3
Deferred tax asset	8.1	8.1

Total current assets	272.1	261.5
Property and equipment:
Land	100.9	100.9
Buildings and leasehold improvements	937.9	939.3
Equipment	470.8	458.2
Construction in progress	5.6	1.9

Total property and equipment	1,515.2	1,500.3
Accumulated depreciation and amortization	(136.6)	(109.3)

Total property and equipment, net	1,378.6	1,391.0
Goodwill and other intangible assets	59.1	59.1
Other assets	41.3	34.2

Total assets	$1,751.1	$1,745.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term obligations	$13.7	$16.5
Accounts payable	89.4	115.8
Accrued expenses	108.8	88.2
Bankruptcy related liabilities and claims	11.1	23.6

Total current liabilities	223.0	244.1
Long-term debt, less current maturities	555.0	558.0
Capital leases, less current maturities	—	1.4
Lease financing arrangements	95.5	96.0
Deferred tax liability	19.2	20.1
Other liabilities	43.3	40.4

Total liabilities	936.0	960.0
Shareholder's equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding at March 27, 2003 and December 26, 2002	—	—
Common stock; $.001 par value; 25,000,000 shares authorized; 7,500,000 issued and outstanding at March 27, 2003 and December 26, 2002	—	—
Additional paid-in capital	709.1	707.7
Retained earnings	106.0	78.1

Total shareholder's equity	815.1	785.8

Total liabilities and shareholder's equity	$1,751.1	$1,745.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL CINEMAS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 3)
(In millions)

	Reorganized Company Thirteen weeks ended March 27, 2003	Reorganized Company Nine weeks ended March 28, 2002	Predecessor Company Four weeks ended January 24, 2002
Revenues:
Admissions	$269.9	$177.9	$75.1
Concessions	102.6	70.8	29.5
Other operating revenues	26.1	8.0	3.7

Total operating revenues	398.6	256.7	108.3
Operating expenses:
Film rental and advertising costs	140.2	90.4	38.1
Cost of concessions	14.4	10.3	4.3
Rent expense	43.1	28.7	10.6
Other theatre operating expenses	99.2	59.7	24.0
General and administrative expenses	13.4	8.6	2.6
Merger and restructuring expenses and amortization of deferred stock compensation	1.3	6.6	—
Depreciation and amortization	28.7	17.3	6.4
Theatre closing costs and loss (gain) on disposal of operating assets	(1.4)	(0.5)	0.1
Loss on impairment of assets	—	—	0.5

Total operating expenses	338.9	221.1	86.6

Operating income	59.7	35.6	21.7
Other income (expense):
Interest expense	(14.2)	(9.7)	(8.5)
Interest and other income	0.4	0.1	—
Gain on extinguishment of debt	—	1.1	661.9

Income before reorganization items, income taxes, and extraordinary item	45.9	27.1	675.1
Reorganization items	—	—	(254.3)

Income before income taxes and extraordinary item	45.9	27.1	420.8
Provision for income taxes	(18.0)	(10.2)	—

Net income	$27.9	$16.9	$420.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL CINEMAS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 3)
(In millions)

	Reorganized Company Thirteen weeks ended March 27, 2003	Reorganized Company Nine weeks ended March 28, 2002	Predecessor Company Four weeks ended January 24, 2002
Cash Flows from operating activities:
Net income	$27.9	$16.9	$420.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.7	17.3	6.4
Provision for deferred income taxes	(0.8)	8.6	—
Amortization of deferred stock compensation	0.6	—	—
Cancellation of shareholder loans	—	—	3.1
Loss on impairment of assets	—	—	0.5
(Gain) loss on disposal of operating assets and theatre closing costs	(1.4)	(0.5)	0.1
Gain on extinguishment of debt	—	(1.1)	(661.9)
Reorganization items	—	—	254.3
Changes in operating assets and liabilities:
Accounts receivable	4.9	(1.3)	2.6
Inventories	0.3	0.4	—
Prepaid expenses and other assets	(5.0)	(6.9)	(1.8)
Accounts payable	(26.4)	(4.1)	7.1
Accrued expenses and other liabilities	24.0	(40.8)	(81.0)

Net cash provided by (used in) operating activities	52.8	(11.5)	(49.8)
Cash flows from investing activities:
Capital expenditures	(18.2)	(9.9)	(2.0)
Proceeds from sale of fixed assets	5.8	0.7	—
Decrease in restricted cash and other	13.5	3.4	0.4

Net cash provided by (used in) investing activities	1.1	(5.8)	(1.6)
Cash flows from financing activities:
Proceeds from new senior credit facility	—	—	270.0
Proceeds from new senior subordinated notes	—	—	200.0
Payment of debt financing costs	—	—	(15.9)
Payment of bankruptcy claims and liabilities	(12.5)	—	—
Payments on long-term obligations	(7.7)	—	—
Payment of old senior credit facility	—	—	(274.5)
Payment of old senior subordinated notes	—	—	(160.0)
Payment of old equipment financing	—	—	(17.7)
Other debt and capital lease activity	(0.2)	(0.3)	(0.2)

Net cash (used in) provided by financing activities	(20.4)	(0.3)	1.7
Cash used in reorganization	—	—	(21.3)
Net increase (decrease) in cash equivalents	33.5	(17.6)	(71.0)
Cash and cash equivalents, beginning of period	178.5	212.1	237.7

Cash and cash equivalents, end of period	$212.0	$194.5	$166.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net	$0.2	$—	$—
Cash paid for interest	23.1	2.0	203.0
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Exchange of RCI senior term debt for common stock	$—	$—	$725.4

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL CINEMAS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY AND BASIS OF PRESENTATION

        Regal Cinemas Corporation and its wholly owned subsidiaries (collectively, the "Company" or "Regal Cinemas"), including Regal Cinemas, Inc. ("RCI") and its subsidiaries, which includes Edwards Theatres, Inc. ("Edwards") and Regal CineMedia Corporation ("RCM"), operate multi-screen motion picture theatres throughout the United States. As described in Note 3—"Acquisitions," RCI acquired all of the outstanding capital stock of Edwards and RCM from a subsidiary of its parent corporation, Regal Entertainment Group ("REG"), during 2002. Unless otherwise noted, the "Company" or "Regal Cinemas" refers to Regal Cinemas Corporation and its subsidiaries on a consolidated basis, which includes RCI and Edwards as of January 24, 2002 and RCM as of February 21, 2002, the deemed dates at which The Anschutz Corporation and its subsidiaries ("Anschutz") initially held common control in RCI, Edwards and RCM. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

        On October 11, 2001, RCI and its subsidiaries at that time filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Tennessee (the "Bankruptcy Court") under case numbers 301-11305 through 301-11320 (the "Chapter 11 Case") seeking court supervision of RCI's restructuring efforts. Pursuant to the plan of reorganization (the "Plan"), holders of its then existing senior credit facilities agreed to exchange approximately $725 million of their pre-petition claims for 100% of RCI's newly-issued common stock. Other principal terms of the Plan included:

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

        The financial statements of the Company after RCI's emergence from bankruptcy reflect the predecessor cost basis of Anschutz and the reorganization value attributable to the common stock owned by the other RCI stockholders. The Company's 2002 financial statements include information reflecting the four week period ended January 24, 2002 (pre-reorganization) and the nine week period ended March 27, 2003 (post-reorganization), which includes the results of operations of Edwards from January 24, 2002 and of RCM from February 21, 2002 (see Note 3—"Acquisitions"). As a result, the Company's post-reorganization financial statements have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. For financial reporting purposes, the inception date of the Reorganized Company (as defined below) is deemed to have occurred on January 24, 2002. As such, operating results and financial position for periods subsequent to January 24, 2002 are herein referred to as the "Reorganized Company" and for all periods ending on or prior to January 24, 2002 as the "Predecessor Company."

        The Company has prepared the unaudited condensed consolidated balance sheet as of March 27, 2003 and the unaudited condensed consolidated statements of operations and cash flows for the thirteen weeks ended March 27, 2003, the nine weeks ended March 28, 2002 and the four weeks ended January 24, 2002 in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an audited annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 26, 2002 information is derived from the audited consolidated financial statements included in Regal Cinemas' Annual Report on Form 10-K filed on March 26, 2003 with the Securities and Exchange Commission (File No. 333-87930) for the Company's fiscal year ended December 26, 2002. Users should read the unaudited condensed consolidated financial statements included herein in conjunction with the consolidated financial statements and notes thereto included in the Company's audited consolidated financial statements. The results of operations for the thirteen weeks ended March 27, 2003 are not necessarily indicative of the operating results that may be achieved for the full 2003 fiscal year.

        Net income and total comprehensive income are the same for all periods presented.

        Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2.     FORMATION OF REGAL ENTERTAINMENT GROUP

  Exchange Transaction

        The Company became a wholly owned subsidiary of REG on April 12, 2002 in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary Regal Entertainment Holdings, Inc. ("REH"), also acquired Edwards, United Artists Theatre Company (including its subsidiary United Artists Circuit, Inc.) and RCM. REG is controlled by Anschutz, which controlled each of us, Edwards, United Artists Theatre Company and RCM prior to REG's acquisition of us and them in the exchange transaction. Following the exchange transaction, RCI acquired Edwards and RCM from REH in transactions discussed in Note 3 below.

  Initial Public Offering of REG

        In May 2002, REG issued 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, for an aggregate offering price of $342.0 million.

3.     ACQUISITIONS

  Acquisition of Edwards Theatres, Inc.

        On April 17, 2002, RCI acquired all of the outstanding capital stock of Edwards from REH for an aggregate purchase price of approximately $272.5 million, of which $238.0 million was contributed to Edwards. Following the acquisition, Edwards became a wholly owned subsidiary of RCI. As a result of RCI being under common control with Edwards, the transaction was accounted for as a contribution of Edwards to RCI by REH, at REG's historical cost basis of Edwards, in a manner similar to a pooling of interests. Accordingly, the unaudited condensed consolidated statements of operations for the nine weeks ended March 28, 2002 presented herein reflect the results of operations of Edwards from January 24, 2002, the deemed date at which Anschutz initially held common control in both RCI and Edwards.

        In connection with the acquisition of Edwards, Regal Cinemas issued $150 million principal amount of 9 3/8% senior subordinated notes due 2012 under the indenture pursuant to which Regal Cinemas sold $200 million principal amount of 9 3/8% senior subordinated notes due 2012 in January 2002. The proceeds of the notes issued on April 17, 2002, together with cash on hand at RCI and Edwards, were used by RCI to acquire Edwards from REH. REH used the proceeds from its sale of Edwards to RCI to repay approximately $180.7 million of senior bank debt, including accrued interest of Edwards, to redeem approximately $12.0 million of Edwards Subordinated Notes (as defined below), including accrued interest, primarily held by Anschutz and OCM Principal Opportunities Fund II, L.P. ("Oaktree's Principal Activities Group"), and to redeem approximately $75.3 million of redeemable preferred stock.

        The amounts recorded based on the acquisition of Edwards by the Company were current assets ($80.4 million), property and equipment ($293.0 million), other assets ($61.7 million), debt obligations ($190.3 million), other liabilities ($113.5 million) and redeemable preferred stock ($47.1 million).

  Acquisition of Regal CineMedia Corporation

        On November 28, 2002, RCI acquired all of the outstanding capital stock of RCM from REH for a purchase price of approximately $4.2 million. Following the acquisition, RCM became a majority-owned subsidiary of RCI and became a guarantor under the Regal Cinemas senior credit facility and the Regal Cinemas 9 3/8% senior subordinated notes. As a result of RCI being under common control with RCM, the transaction was accounted for as a contribution of RCM to RCI by REH, at REG's historical cost basis of RCM, in a manner similar to a pooling of interests. Accordingly, the consolidated statements of operations for the nine weeks ended March 28, 2002 presented herein, reflect the results of operations of RCM from February 21, 2002, the deemed date at which Anschutz initially held common control in both RCI and RCM.

4.     LONG-TERM OBLIGATIONS

        Long-term obligations at March 27, 2003 and December 26, 2002 consist of the following (in millions):

	March 27, 2003	December 26, 2002
Regal Cinemas Senior Credit Facility	$213.8	$219.4
Regal Cinemas 9 3/8% Senior Subordinated Notes	350.0	350.0
Lease financing arrangements, 11.5%, maturing in various installments through 2021	97.4	97.8
Other	3.0	4.7

Total long-term obligations	664.2	671.9
Less current maturities	(13.7)	(16.5)

Total long-term obligations, net	$650.5	$655.4

Guarantors of Regal Cinemas' Senior Subordinated Notes

        Regal Cinemas' senior subordinated notes are jointly and severally, fully and unconditionally guaranteed by most of Regal Cinemas' existing wholly owned subsidiaries and are unsecured, ranking behind Regal Cinemas' obligations under its senior credit facility and any future senior indebtedness. Each subsidiary guarantor of Regal Cinemas' senior subordinated notes is exempt from reporting under the Securities Exchange Act of 1934 pursuant to Rule 12h-5 under the Exchange Act, as Regal Cinemas has no independent assets or operations, the guarantees of Regal Cinemas' subsidiary guarantors are full and unconditional and joint and several, and any subsidiaries of Regal Cinemas other than the subsidiary guarantors are, individually and in the aggregate, minor. There are no significant restrictions on Regal Cinemas' ability or any subsidiary guarantor to obtain funds from its subsidiaries.

5.     INCOME TAXES

        The provision for income taxes of $18.0 million and $10.2 million for the thirteen weeks ended March 27, 2003 and the nine weeks ended March 28, 2002 reflect effective tax rates of approximately 39.2% and 37.6%, respectively. No benefit for income taxes was recorded for the four weeks ended January 24, 2002 because the Company recorded an offsetting valuation allowance against the resulting deferred tax asset, as it was more likely than not that such deferred tax assets would not be realized. Accordingly, the effective tax rate for the four weeks ended January 24, 2002 is 0%.

        In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at March 27, 2003 and December 26, 2002, totaling $5.1 million, as management believes it more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance at March 27, 2003 and December 26, 2002 relates to pre-acquisition deferred tax assets of Edwards. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of Edwards.

6.     CAPITAL STOCK AND STOCK BASED COMPENSATION

  Capital Stock

        As of March 27, 2003, the Company's authorized capital stock consisted of:

  •
  25,000,000 shares of common stock, par value $0.001 per share; and

  •
  5,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of common stock, 7,500,000 shares were issued and outstanding as of March 27, 2003, all of which are held by REH. Of the authorized shares of the preferred stock, no shares are issued and outstanding as of March 27, 2003. The Company may issue the preferred shares from time to time in such series having such designated preferences and rights, qualifications and limitations as the Board of Directors may determine.

  Stock-based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No.148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to SFAS No. 123's fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Under SFAS No. 123, entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period and alternatively allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and provide pro forma net income or loss and earnings or loss per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.

        On January 29, 2002, the Company issued stock options to certain employees of Regal Cinemas. Subsequently, REG established the 2002 Stock Incentive Plan which provides for the granting of incentive stock options and non-qualified stock options to principally officers and employees of REG and its subsidiaries. The Company has elected to continue accounting for its stock option plan using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price. Had the fair value of options granted under these plans been recognized in accordance with SFAS No. 123 as compensation expense on a straight-line basis over the vesting period of the grants, the Company's net income would have been recorded in the amounts indicated below (in millions):

	Thirteen weeks ended March 27, 2003 (Reorganized Company)	Nine weeks ended March 28, 2002 (Reorganized Company)	Four weeks ended January 24, 2002 (Predecessor Company)
Net income, as reported:	$27.9	$16.9	$420.8
Less: additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.5)	(0.2)	(0.1)

Pro forma net income	$27.4	$16.7	$420.7

7.     CONTINGENCIES

  Bankruptcy Claims

        As discussed in Note 1 above, RCI emerged from bankruptcy on January 29, 2003. On August 23, 2000, Edwards and its subsidiaries at that time also filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California (the "California Bankruptcy Court"). On May 24, 2001, Edwards filed a plan of reorganization and related disclosure statement, as subsequently amended on July 23, 2001 (the "Edwards Plan"). On September 24, 2001, the California Bankruptcy Court confirmed the Edwards Plan. On September 29, 2001, all conditions required for the effectiveness of the Edwards Plan were met, and the Edwards Plan became effective. Pursuant to the Edwards Plan, Anschutz and Oaktree's Principal Activities Group agreed to exchange approximately $14.6 million of their pre-petition secured claims and cash of $41.4 million for $56.0 million in Edwards' Series A preferred stock and 51% of Edwards' newly-issued common stock and $10.0 million of senior secured debt for $10.0 million of senior unsecured subordinated notes (the "Edwards Subordinated Notes").

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

        RCI and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At March 27, 2003, approximately $11.1 million of remaining claims related to RCI's and Edwards' bankruptcy proceedings are recorded in the Company's March 27, 2003 unaudited condensed consolidated balance sheet as "Bankruptcy Related Liabilities and Claims." In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent the RCI claims are allowed by the Bankruptcy Court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility. To the extent the Edwards claims are allowed by the California Bankruptcy Court, they will be funded from restricted cash that has been set aside, cash on hand, cash from operations and, if the allowed claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of these claims will depend upon the resolution of these claims.

  Other

        RCI and Edwards are defendants in a number of claims arising from their decision to file voluntary petitions for bankruptcy relief and to close theatre locations or to cease construction of theatres on sites for which such entities had contractual obligations to lease such property. The Company and its subsidiaries are also presently involved in various legal proceedings arising in the ordinary course of its business operations, including personal injury claims, employment and contractual matters and other disputes. The Company believes it has adequately provided for the settlement of such matters. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

8.     RELATED PARTY TRANSACTIONS

  Redemption of Edwards' Series A Preferred Stock and Series B Preferred Stock

        On April 17, 2002, REG used a portion of the proceeds from REH's sale of Edwards to RCI to cause Edwards to redeem its Series A and Series B preferred stock. Anschutz received $47.8 million and Oaktree's Principal Activities Group received $11.9 million in the redemption of Edwards' Series A preferred stock held by them. The holders of the Edwards Series B preferred stock received an aggregate of $15.7 million in the redemption of the Edwards Series B preferred stock held by them.

  Payment of Edwards' Subordinated Notes

        On April 17, 2002, REG used a portion of the proceeds from REH's sale of Edwards to RCI to cause Edwards to redeem from Anschutz and from Oaktree's Principal Activities Group approximately $9.6 million and $2.4 million, respectively, owed on the Edwards Subordinated Notes issued by Edwards to Anschutz and Oaktree's Principal Activities Group.

  Management Agreements

        RCI has agreed to manage the theatre operations of United Artists Theatre Circuit, Inc. and its subsidiaries pursuant to the terms of a form management agreement, the material terms of which have been agreed upon in principal. During the thirteen weeks ended March 27, 2003, RCI recorded management fee revenues of approximately $3.1 million related to this arrangement. Such fees have been recorded in the accompanying unaudited condensed consolidated statement of operations for the thirteen weeks ended March 27, 2003 as a component of "Other Operating Revenues." Management expects that a definitive management agreement will be executed in the second quarter of 2003.

  Other Transactions

        During the thirteen weeks ended March 27, 2003, RCM incurred approximately $22,000 of expenses payable to certain Anschutz affiliates for reimbursement of travel and marketing expenses. Additionally, RCM has recorded revenue of $303,000 from certain affiliates of Anschutz and Oaktree's Principal Activities Group related to marketing and business meeting services provided by RCM to these affiliates.

9.     RECENT ACCOUNTING PRONOUNCEMENTS

        Effective December 27, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. As a result of the Company's adoption of SFAS No. 145 on December 27, 2002, the extraordinary gain from debt extinguishment during fiscal 2002 has been reclassified to earnings from continuing operations.

        Effective December 27, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognition of a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, "Accounting for Contingencies." The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

        In November of 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting for cash consideration given to a reseller of a vendor's products from a vendor. EITF 02-16 indicates that cash consideration received by a customer from a vendor is presumed to be a reduction in the price of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. The EITF indicated that such presumption is overcome when the consideration is either (a) a reimbursement of costs incurred by the customer to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer's income statement, or (b) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer's income statement. The EITF also reached a consensus that a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are reasonably estimable. On December 27, 2002, the Company adopted EITF 02-16, effective with arrangements entered into or after November 21, 2002. Such adoption did not have a material impact on the Company's financial position or results of operations.

10.   SUBSEQUENT EVENTS

        On March 28, 2003, the Company, through RCI, acquired for cash from REG a total of 52 Hoyts theatres (the acquisition of which included the assumption of certain capital leases) representing 554 screens located in 10 states in the Northeastern United States, following REG's acquisition of such theatres from HUSH Holdings U.S. Inc. ("HUSH"). The cash purchase price paid by RCI to REG for the Hoyts theatres was equal to the aggregate purchase price paid by REG to HUSH for such theatres (approximately $186.4 million) and, if certain post closing adjustments are made to the purchase price paid by REG to HUSH as contemplated by the stock purchase agreement pursuant to which REG acquired the Hoyts theatres from HUSH, a corresponding adjustment will be made to RCI's purchase price for such assets. We expect to complete the integration of Hoyts during the second half of fiscal 2003.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        Some of the information in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. In some cases you can identify these "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

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

        We became a wholly owned subsidiary of REG on April 12, 2002 in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary REH, also acquired Edwards and RCM. REG is controlled by Anschutz, which controlled each of us, Edwards and RCM prior to REG's acquisition of us and them in the exchange transaction. Following the exchange transaction, RCI acquired Edwards and RCM from REH in transactions discussed in Note 3 to the accompanying financial statements. Unless otherwise noted, the "Company" or "Regal Cinemas" refers to Regal Cinemas Corporation and its subsidiaries on a consolidated basis, which includes RCI and Edwards as of January 24, 2002 and RCM as of February 21, 2002, the deemed dates at which Anschutz initially held common control in RCI, Edwards and RCM.

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

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our 2002 Annual Report on Form 10-K. Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. The Company evaluates and modifies on an ongoing basis such estimates and assumptions which include, but are not limited to, those related to film costs, property and equipment, goodwill, income taxes and reorganization and purchase accounting. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Unaudited Condensed Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected results.

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

  •
  The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" in 2002. SFAS 142 specifies that goodwill and indefinite-lived intangible assets will no longer be amortized but instead will be subject to an annual impairment test. Based on an impairment test conducted during the fourth quarter of 2002, the Company was not required to record a charge for goodwill impairment. The Company will perform a fourth quarter goodwill impairment test on an annual basis. In assessing the recoverability of the goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods.

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

        The Company's 2002 statements of operations include information reflecting the four week period ended January 24, 2002 (Predecessor Company) and the nine week period ended March 28, 2002 (Reorganized Company). As a result, the Company's post-reorganization statements of operations have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization and RCI's acquisition of Edwards. For financial reporting purposes, the inception date of the Reorganized Company is deemed to be January 24, 2002. As such, operating results and financial position for periods subsequent to January 24, 2002 are herein referred to as the "Reorganized Company" and for all periods ending on or prior to January 24, 2002 as the "Predecessor Company."

        In order to provide a meaningful basis of comparing the thirteen weeks ended March 27, 2003 and March 28, 2002 for purposes of the following tables and discussion, the operating results of the Reorganized Company for the nine weeks March 28, 2002, which includes the results of operations of Edwards for the period from January 24, 2002 to March 28, 2002 and RCM for the period from February 21, 2002 to March 28, 2002, have been combined with the operating results of the Predecessor Company for the four weeks ended January 24, 2002 (collectively, the "Combined Company") and are compared to the thirteen weeks ended March 27, 2003. Depreciation, amortization and certain other line items included in the operating results of the Combined Company are not comparable between periods as the four weeks ended January 24, 2002 of the Predecessor Company do not include the effects of fresh-start and purchase accounting adjustments. The combining of reorganized and predecessor periods is not in accordance with accounting principles generally accepted in the United States of America.

        The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in Regal Cinemas' consolidated statements of operations:

	Reorganized Company Thirteen Weeks Ended March 27, 2003	Combined Company Thirteen Weeks Ended March 28, 2002
Revenues:
Admissions	67.7%	69.3%
Concessions	25.7	27.5
Other operating revenues	6.6	3.2

Total operating revenues	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.2	35.2
Cost of concessions	3.6	4.0
Rent expense	10.8	10.8
Other theatre operating expenses	24.9	22.9
General and administrative	3.4	3.1
Merger and restructuring expenses and amortization of deferred stock compensation	0.3	1.8
Depreciation and amortization	7.2	6.5
Theatre closing costs and loss on disposal of operating assets	(0.4)	(0.1)
Loss on impairment of assets		0.1

Total operating expenses	85.0%	84.3%

Operating income	15.0%	15.7%

Results of Operations for the thirteen weeks ended March 27, 2003 and March 28, 2002

        The following table summarizes certain revenues and revenue-related data for the thirteen weeks ended March 27, 2003 ("Q1 2003 period") and the thirteen weeks ended March 28, 2002 ("Q1 2002 period") (in millions, except average prices):

  Total Revenues

	Reorganized Company Q1 2003 Period	Combined Company Q1 2002 Period
Admissions	$269.9	$253.0
Concessions	102.6	100.3
Other operating revenues	26.1	11.7

Total revenues	398.6	365.0

Attendance	44.0	43.5
Average ticket price	$6.13	$5.82
Average concession per patron	2.33	2.31

  Admissions

        Total admissions revenues increased $16.9 million, or 6.7%, to $269.9 million for the Q1 2003 period, from $253.0 million for the Q1 2002 period. The increase in admissions revenues in the Q1 2003 period compared to the Q1 2002 period was primarily attributable to a 5.3% increase in ticket prices coupled with a 1.1% increase in attendance, which is related to the inclusion of Edwards for a full thirteen weeks in 2003. This increase was partially offset by a decrease in attendance due to a decline in industry box office results for the Q1 2003 period coupled with the impact of the closure of 164 screens during fiscal 2002.

  Concessions

        Total concessions revenues increased $2.3 million, or 2.3%, to $102.6 million for the Q1 2003 period from $100.3 million for the Q1 2002 period. The increase in concessions revenues for the Q1 2003 period compared to the Q1 2002 period was due to a 0.9% increase in average concessions per patron, coupled with a 1.1% increase in attendance, which is related to the inclusion of Edwards for a full thirteen weeks in 2003. This increase in attendance was partially offset by a decline in attendance resulting from the closure of 164 screens during fiscal 2002

  Other Operating Revenues

        Total other operating revenues increased $14.4 million or 123.1%, to $26.1 million for the Q1 2003 period from $11.7 million for the Q1 2002 period. Included in other operating revenues are marketing revenues from certain of our vendor marketing programs and certain ancillary revenues (principally on-screen and in-lobby advertising) generated by our subsidiary, RCM, and our management fees from United Artists Theatre Circuit, Inc. and its subsidiaries. The increase in other operating revenues in the Q1 2003 period compared to the Q1 2002 period is primarily attributable to the inclusion of Edwards and RCM for a full thirteen weeks in 2003 and management fee income from United Artists Theatre Circuit, Inc. and its subsidiaries.

  Operating Expenses

        The following table summarizes certain theatre operating expenses for the Q1 2003 and Q1 2002 periods (dollars in millions).

	Reorganized Company		Combined Company
	Q1 2003 Period		Q1 2002 Period
	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	$140.2	51.9%	$128.5	50.8%
Cost of concessions(2)	14.4	14.0	14.6	14.6
Rent expense(3)	43.1	10.8	39.3	10.8
Other theatre operating expenses(3)	99.2	24.9	83.7	22.9
General and administrative expenses(3)	13.4	3.4	11.2	3.1

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

  Film Rental and Advertising Costs

        Film rental and advertising costs increased $11.7 million, or 9.1%, to $140.2 million in the Q1 2003 period from $128.5 million in the Q1 2002 period. Film rental and advertising costs as a percentage of admissions revenues increased to 51.9% in the Q1 2003 period from 50.8% in the Q1 2002 period. The increase in film rental and advertising costs as a percentage of admissions revenues in the Q1 2003 period from the Q1 2002 period was primarily attributable to an increase in film costs related primarily to the mix of film product in the Q1 2003 period partially offset by a decline in advertising costs.

  Cost of Concessions

        Cost of concessions decreased $0.2 million, or 1.4%, to $14.4 million in the Q1 2003 period from $14.6 million in the Q1 2002 period. The decrease in the cost of concessions as a percentage of concessions revenues in the Q1 2003 period compared to the Q1 2002 period is primarily attributable to the realization of operating efficiencies realized through the integration of Edwards and RCI.

  Rent Expense

        Rent expense increased $3.8 million, or 9.7%, to $43.1 million in the Q1 2003 period from $39.3 million in the Q1 2002 period. Rent expense as a percentage of total revenues was 10.8% in the Q1 2003 and Q1 2002 periods. The increase in rent expense in the Q1 2003 period was primarily attributable to the inclusion of Edwards for a full thirteen weeks in 2003 coupled with slight increases in percentage rent and rent at expanded locations.

  Other Theatre Operating Expenses

        Other theatre operating expenses increased $15.5 million, or 18.5%, to $99.2 million in the Q1 2003 period from $83.7 million in the Q1 2002 period. Other theatre operating expenses as a percentage of total revenues increased to 24.9% in the Q1 2003 period from 22.9% in the Q1 2002 period. The increase in other theatre operating expenses in the Q1 2003 period was primarily attributable to the inclusion of Edwards for a full thirteen weeks in 2003 and moderate increases in certain occupancy expenses and theatre labor costs during the Q1 2003 period.

  General and Administrative Expenses

        General and administrative expenses increased $2.2 million, or 19.6%, to $13.4 million in the Q1 2003 period from $11.2 million in the Q1 2002 period. As a percentage of total revenues, general and administrative expenses increased to 3.4% in the Q1 2003 period from 3.1% in the Q1 2002 period. The increase during the Q1 2003 period in general and administrative expense was primarily attributable to higher staffing levels maintained during the Q1 2003 period related to the inclusion of Edwards and RCM for a full thirteen weeks in 2003.

  Depreciation and Amortization

        Depreciation and amortization increased $5.0 million, or 21.1%, to $28.7 million in the Q1 2003 period from $23.7 million in the Q1 2002 period. The increase during the Q1 2003 period in depreciation and amortization is due to the inclusion of Edwards and RCM for a full thirteen weeks, partially offset by the closure of 164 screens during 2002.

  Operating Income

        Operating income increased $2.4 million to $59.7 million in the Q1 2003 period from operating income $57.3 million in the Q1 2002 period. Operating income as a percentage of total revenues decreased to 15.0% during the Q1 2003 period as compared to 15.7% in Q1 2002.

  Interest Expense

        Interest expense decreased $4.0 million, or 22.0%, to $14.2 million in the Q1 2003 period from $18.2 million in the Q1 2002 period. The decrease in interest expense in the Q1 2003 period is due to RCI's debt restructuring associated with its Chapter 11 bankruptcy filing, coupled with lower average outstanding interest rates on our new outstanding debt. RCI emerged from bankruptcy on January 29, 2002.

  Income Taxes

        The provision for income taxes of $18.0 million and $10.2 million for the thirteen weeks ended March 27, 2003 and the nine weeks ended March 28, 2002 reflect effective tax rates of approximately

39.2% and 37.6%, respectively. No benefit for income taxes was recorded for the four weeks ended January 24, 2002 because the Company recorded an offsetting valuation allowance against the resulting deferred tax asset, as it was more likely than not that such deferred tax assets would not be realized. Accordingly, the effective tax rate for the four weeks ended January 24, 2002 is 0%.

  Net Income

        Net income decreased $409.8 million to $27.9 million in the Q1 2003 period from net income of $437.7 million for the Q1 2002 period as a result of the $661.9 million gain on extinguishment on debt and $254.3 million in reorganization item expenses in the prior year period.

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

        The Company funds the cost of its operating subsidiaries' capital expenditures through internally generated cash flow, cash on hand and financing activities. The Company's capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. The Company intends to continue to grow its theatre circuit through selective expansion and acquisition opportunities. The Company currently expects capital expenditures for theatre development, replacement, expansion, upgrading, and maintenance to be in the range of $65 million to $75 million in 2003. In addition to capital expenditures associated with its theatre operations, the Company expects to incur capital expenditures of approximately $50 million in connection with RCM during 2003. The Company anticipates a significant portion of the RCM capital expenditures to be made in connection with the development and deployment of its digital content network to provide advertising and promotional services and to distribute various forms of digital programming. For the thirteen weeks ended March 27, 2003, the Company invested an aggregate of approximately $18.2 million in capital expenditures.

        As of March 27, 2003, Regal Cinemas had $145 million committed under its undrawn senior revolving credit facility, $213.8 million outstanding under its senior secured term loan and $350 million principal amount of 9 3/8% senior subordinated notes due 2012. Regal Cinemas also maintains a letter of credit of $15 million as of March 27, 2003, which reduces the availability under its senior revolving credit facility to $130 million.

        On March 28, 2003, the Company, through RCI, acquired for cash from REG a total of 52 Hoyts theatres (the acquisition of which included the assumption of certain capital leases) representing 554 screens located in 10 states in the Northeastern United States, following REG's acquisition of such theatres from HUSH. The cash purchase price paid by RCI to REG for the Hoyts theatres was equal to the aggregate purchase price paid by REG to HUSH for such theatres (approximately $186.4 million) and, if certain post closing adjustments are made to the purchase price paid by REG to HUSH as contemplated by the stock purchase agreement pursuant to which REG acquired the Hoyts theatres from HUSH, a corresponding adjustment will be made to RCI's purchase price for such assets. We expect to complete the integration of Hoyts during the second half of fiscal 2003.

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of March 27, 2003, the Company's estimated contractual cash obligations and commercial commitments over the next several years are as follows (in millions):

	Payments Due by Period
	Total	Current	2-3 Years	4-5 Years	After 5 Years
Contractual Cash Obligations
Long-term debt	$563.8	$11.4	$22.5	$182.8	$347.1
Lease financing arrangements	97.4	1.9	4.7	6.3	84.5
Bankruptcy claims and liabilities	11.1	11.1	—	—	—
Other long term obligations	3.0	0.4	1.3	0.6	0.7
Operating leases	2,314.7	147.7	286.4	281.6	1,599.0

Total contractual cash obligations	$2,990.0	$172.5	$314.9	$471.3	$2,031.3

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Current	2-3 Years	4-5 Years	After 5 Years
Other Commercial Commitments
Letters of credit	$15.0	—	—	—	$15.0
Lines of credit	130.0	—	—	—	130.0

Total commercial commitments	$145.0	—	—	—	$145.0

        The Company believes that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under its revolving credit facilities will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for at least 12 months.

  Bankruptcy Claims

        RCI and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At March 27, 2003, Regal Cinemas had accrued approximately $11.1 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent these claims are allowed, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility. In addition to these sources of funding, with respect to allowed Edwards claims, they may also be funded from restricted cash that has been set aside, and, if the allowed Edwards claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of payment on these claims will depend upon the resolution of these claims. See also Note 7—"Contingencies" to the accompanying unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

        Effective December 27, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. As a result of the Company's adoption of SFAS No. 145 on December 27, 2002, the extraordinary gain from debt extinguishment during fiscal 2002 has been reclassified to earnings from continuing operations.

        Effective December 27, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in EITF Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognition of a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, "Accounting for Contingencies." The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after

June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

        In November of 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting for cash consideration given to a reseller of a vendor's products from a vendor. EITF 02-16 indicates that cash consideration received by a customer from a vendor is presumed to be a reduction in the price of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. The EITF indicated that such presumption is overcome when the consideration is either (a) a reimbursement of costs incurred by the customer to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer's income statement, or (b) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer's income statement. The EITF also reached a consensus that a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are reasonably estimable. On December 27, 2002, the Company adopted EITF 02-16, effective with arrangements entered into or after November 21, 2002. Such adoption did not have a material impact on the Company's financial position or results of operations.

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. The Company's senior credit facilities provide for variable rate interest that could be adversely affected by an increase in interest rates. As of March 27, 2003, the Company had term borrowings of $213.8 million under its senior credit facilities. Borrowings under these facilities will bear interest, at the Company's option, at either a base rate (which will be the higher of the prime rate of British Banking Association's or the federal funds rate plus 0.5%) or the Eurodollar rate plus, in each case, an applicable margin. The applicable margin can range from 1.50% to 3.25% for the revolving credit facility and 1.50% to 2.75% for the term loan facility. At March 27, 2003, the borrowings outstanding under the Company's term credit facilities bore interest of approximately 4.125%. A one-half percent rise in the interest rate on the Company's variable rate indebtedness held at March 27, 2003, would have increased reported interest expense by approximately $267,000 for the thirteen weeks ended March 27, 2003.

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

PART II—OTHER INFORMATION

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the Registrant
10.1	Stock Purchase Agreement, dated March 28, 2003, between Regal Cinemas, Inc. and Regal Entertainment Group
99.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
  (b)
  Reports on Form 8-K.

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL CINEMAS CORPORATION
Date: May 12, 2003	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer
Date: May 12, 2003	By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer)

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

Date: May 12, 2003	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer

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

Date: May 12, 2003	/s/ AMY E. MILES Amy E. Miles Chief Financial Officer and Executive Vice President

REGAL CINEMAS CORPORATION

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the Registrant
10.1	Stock Purchase Agreement, dated March 28, 2003, between Regal Cinemas, Inc. and Regal Entertainment Group
99.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REGAL CINEMAS CORPORATION UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except share data)
REGAL CINEMAS CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 3) (In millions)
REGAL CINEMAS CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 3) (In millions)
REGAL CINEMAS CORPORATION NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
REGAL CINEMAS CORPORATION