Form 10-Q
period 2003-06-26
REGAL CINEMAS CORP
filed 2003-08-11
CIK 1172371

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2003

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

        Common Stock—7,500,000 shares outstanding at August 11, 2003

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL CINEMAS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 26, 2003	December 26, 2002 (Note 3)
ASSETS
Current assets:
Cash and equivalents	$138.2	$178.7
Restricted cash	6.7	22.5
Trade and other receivables	17.4	27.1
Inventories	6.1	5.0
Prepaid and other current assets	34.6	22.1
Assets held for sale	7.9	9.3
Deferred tax asset	11.6	8.1

Total current assets	222.5	272.8
Property and equipment:
Land	115.9	115.1
Buildings and leasehold improvements	1,157.6	1,025.8
Equipment	608.5	497.8
Construction in progress	12.2	3.9

Total property and equipment	1,894.2	1,642.6
Accumulated depreciation and amortization	(190.5)	(127.7)

Total property and equipment, net	1,703.7	1,514.9
Goodwill and other intangible assets	117.5	115.5
Deferred tax asset	86.2	57.2
Other assets	77.3	46.4

Total assets	$2,207.2	$2,006.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term obligations	$30.5	$16.5
Accounts payable	151.4	115.8
Accrued expenses	173.9	94.0
Bankruptcy related liabilities and claims	4.0	23.6

Total current liabilities	359.8	249.9
Long-term debt, less current maturities	852.4	558.0
Capital leases, less current maturities	22.7	1.4
Lease financing arrangements	95.0	96.0
Other liabilities	50.7	44.0

Total liabilities	1,380.6	949.3
Shareholder's equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding at June 26, 2003 and December 26, 2002	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 7,500,000 issued and outstanding at June 26, 2003 and December 26, 2002	—	—
Additional paid-in capital	651.7	959.5
Retained earnings	174.9	98.0

Total shareholder's equity	826.6	1,057.5

Total liabilities and shareholder's equity	$2,207.2	$2,006.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL CINEMAS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Reorganized Company Thirteen weeks ended June 26, 2003	Reorganized Company Thirteen weeks ended June 27, 2002 (Note 3)	Reorganized Company Twenty-six weeks ended June 26, 2003	Reorganized Company Twenty-two weeks ended June 27, 2002 (Note 3)	Predecessor Company Four weeks ended January 24, 2002
Revenues:
Admissions	$377.7	$342.2	$685.2	$540.8	$75.1
Concessions	147.2	142.8	263.7	221.9	29.5
Other operating revenues	35.0	20.0	62.8	28.7	3.7

Total revenue	559.9	505.0	1,011.7	791.4	108.3
Operating expenses:
Film rental and advertising costs	215.1	194.4	374.0	294.9	38.1
Cost of concessions	20.4	20.6	36.8	32.2	4.3
Rent expense	50.4	43.4	93.5	69.9	10.6
Other operating expenses	135.1	112.4	254.4	186.6	24.0
General and administrative expenses	14.9	16.6	28.3	26.1	2.6
Merger and restructuring expenses and amortization of deferred stock compensation	1.3	3.7	2.6	10.3	—
Depreciation and amortization	34.9	30.2	66.3	49.2	6.4
Loss (gain) on disposal and impairment of operating assets	0.6	(0.1)	(0.8)	(0.6)	0.6

Total operating expenses	472.7	421.2	855.1	668.6	86.6

Operating income	87.2	83.8	156.6	122.8	21.7
Other income (expense):
Interest expense	(15.6)	(15.2)	(29.8)	(24.9)	(8.5)
Interest and other income	0.3	0.2	0.8	0.3	—
Gain (loss) on extinguishment of debt	—	(1.3)	—	(0.2)	661.9

Income before reorganization items and income taxes	71.9	67.5	127.6	98.0	675.1
Reorganization items	—	—	—	—	(254.3)

Income before income taxes	71.9	67.5	127.6	98.0	420.8
Provision for income taxes	28.9	28.5	50.7	40.1	—

Net income	$43.0	$39.0	$76.9	$57.9	$420.8

See accompanying notes to unaudited condensed consolidated financial statements

REGAL CINEMAS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Reorganized Company Twenty-six weeks ended June 26, 2003	Reorganized Company Twenty-two weeks ended June 27, 2002 (Note 3)	Predecessor Company Four weeks ended January 24, 2002
Cash flows from operating activities:
Net income	$76.9	$57.9	$420.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.3	49.2	6.4
Provision for deferred income taxes	0.5	32.5	—
Amortization of deferred stock compensation	1.3	0.3	—
Cancellation of shareholder loans	—	—	3.1
Loss (gain) on disposal and impairment of operating assets	(0.8)	(0.6)	0.6
Loss (gain) on extinguishment of debt	—	0.3	(661.9)
Reorganization items	—	—	254.3
Changes in operating assets and liabilities:
Accounts receivable	0.6	(5.4)	2.6
Inventories	(0.5)	(0.3)	—
Prepaid expenses and other assets	(38.6)	(7.4)	(1.8)
Accounts payable	26.0	13.7	7.1
Accrued expenses and other liabilities	76.0	13.4	(81.0)

Net cash provided by (used in) operating activities	207.7	153.6	(49.8)
Cash flows from investing activities:
Capital expenditures	(61.4)	(25.6)	(2.0)
Cash used to acquire Hoyts, net of cash acquired	(187.7)	—
Cash used to acquire UATG	(311.4)	—
Proceeds from sale of fixed assets	8.8	1.8	—
Decrease in restricted cash and other	24.9	14.1	0.4

Net cash used in investing activities	(526.8)	(9.7)	(1.6)
Cash flows from financing activities:
Proceeds from senior credit facility	315.0	—	270.0
Payments on new senior subordinated notes		(3.4)
Proceeds from new senior subordinated notes	—	155.3	200.0
Payment of debt financing costs	(4.3)	(6.2)	(15.9)
Cash of subsidiaries at contribution date	—	45.5	—
Excess purchase price retained by parent	—	(34.5)	—
Cash used to redeem Edwards preferred stock	—	(75.3)	—
Cash used to redeem Edwards senior subordinated notes	—	(11.3)	—
Cash used to payoff Edwards term loan	—	(180.0)	—
Payment of bankruptcy claims and liabilities	(20.8)	(72.0)	—
Payments on long-term obligations	(11.3)	—	—
Payment of old senior credit facility	—	—	(274.5)
Payment of old senior subordinated notes	—	—	(160.0)
Payment of old equipment financing	—	—	(17.7)
Other debt and capital lease activity	—	(0.9)	(0.2)

Net cash (used in) provided by financing activities	278.6	(182.8)	1.7
Cash used in reorganization	—	—	(21.3)
Net increase (decrease) in cash equivalents	(40.5)	(38.9)	(71.0)
Cash and cash equivalents, beginning of period	178.7	166.7	237.7

Cash and cash equivalents, end of period	$138.2	$127.8	$166.7

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Exchange of RCI senior term debt for common stock	$—	$—	$725.4
Exchange of minorities shares in Regal Cinemas for Regal Entertainment Group	$—	$44.1	$—
Parent's basis in Edwards acquired by Regal Cinemas, Inc.	$—	$84.2	$—

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL CINEMAS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION

        Regal Cinemas Corporation and its wholly owned subsidiaries (collectively, the "Company" or "Regal Cinemas"), including Regal Cinemas, Inc. ("RCI") and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Regal CineMedia Corporation ("RCM"), Hoyts Cinemas Corporation ("Hoyts") and United Artists Theatre Group ("UATG"), operate multi-screen motion picture theatres throughout the United States. As of June 26, 2003, the Company operated 5,101 screens in 430 theatres in 37 states. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

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

        On December 7, 2001, the Bankruptcy Court confirmed the Plan and as a result, RCI commenced appropriate actions to consummate the Plan and emerged from bankruptcy on January 29, 2002 with The Anschutz Corporation and its subsidiaries ("Anschutz") acquiring a controlling equity interest. Also on January 29, 2002, RCI became a wholly owned subsidiary of Regal Cinemas when Anschutz and the other shareholders of RCI exchanged their common stock of RCI for 7,500,000 shares of Regal Cinemas.

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

        As described in Note 3—"Acquisitions," RCI acquired all of the outstanding capital stock of Edwards, RCM, Hoyts and UATG from a subsidiary of its parent corporation, Regal Entertainment Group ("REG"), during 2002 and 2003. Unless otherwise noted, the "Company" or "Regal Cinemas" refers to Regal Cinemas Corporation and its subsidiaries on a consolidated basis, which includes RCI, Edwards and the assets of UATG as of January 24, 2002 and RCM as of February 21, 2002, the deemed dates at which Anschutz initially held common control in RCI, Edwards, RCM and the assets of UATG, and includes Hoyts as of March 28, 2003, the date at which REG initially held common control in both RCI and Hoyts.

        The financial statements of the Company after RCI's emergence from bankruptcy reflect the predecessor cost basis of Anschutz and the reorganization value attributable to the common stock owned by the other RCI stockholders. The Company's 2002 financial statements include information reflecting the four week period ended January 24, 2002 (pre-reorganization) and the twenty-two week period ended June 27, 2002 (post-reorganization), which includes the results of operations of Edwards and the assets of UATG from January 24, 2002 and of RCM from February 21, 2002. As a result, the Company's post-reorganization financial statements have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. For financial reporting purposes, the inception date of the Reorganized Company (as defined below) is deemed to have occurred on January 24, 2002. As such, operating results and financial position for periods subsequent to January 24, 2002 are herein referred to as the "Reorganized Company" and for all periods ending on or prior to January 24, 2002 as the "Predecessor Company." In connection with the acquisition of Hoyts and UATG, the accompanying financial statements presented herein reflect the results of operations of Hoyts for all periods subsequent to the acquisition date of March 28, 2003 and the results of operations of the assets of UATG from January 24, 2002, the deemed date at which Anschutz initially held common control in both RCI and the assets of UATG.

        The Company has prepared the unaudited condensed consolidated balance sheet as of June 26, 2003 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an audited annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 26, 2002 information is derived from the audited consolidated financial statements included in Regal Cinemas' Annual Report on Form 10-K filed on March 26, 2003 with the Securities and Exchange Commission (File No. 333-87930) for the Company's fiscal year ended December 26, 2002. Users should read the unaudited condensed consolidated financial statements included herein in conjunction with the consolidated financial statements and notes thereto included in the Company's audited consolidated financial statements. The results of operations for the thirteen weeks and twenty-six weeks ended June 26, 2003 are not necessarily indicative of the operating results that may be achieved for the full 2003 fiscal year.

        Net income and total comprehensive income are the same for all periods presented.

        Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2. FORMATION OF REGAL ENTERTAINMENT GROUP

  Exchange Transaction

        The Company became a wholly owned subsidiary of REG on April 12, 2002 in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary Regal Entertainment Holdings, Inc. ("REH"), also acquired Edwards, United Artists Theatre Company (including its subsidiary United Artists Theatre Circuit, Inc. ("UATC")) and RCM. REG is controlled by Anschutz, which controlled each of us, Edwards, United Artists Theatre Company and RCM prior to REG's acquisition of us and them in the exchange transaction. Following the exchange transaction, RCI acquired Edwards, RCM, Hoyts and UATG from REH in a series of transactions discussed in Note 3—"Acquisitions" below.

  Initial Public Offering of REG

        In May 2002, REG issued 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, receiving aggregate net offering proceeds, net of underwriting discounts, commissions and other offering expenses, of $314.8 million.

3. ACQUISITIONS

  Acquisition of United Artists Theatre Group

        On June 6, 2003, RCI acquired all of the outstanding capital stock of UATG from REH for an estimated cash purchase price of approximately $311.4 million. The assets of UATG consist of 438 screens in 46 leased theatres, certain fee properties and certain other assets under construction. The formation and capitalization of UATG was effected through a series of transactions among REH, UATG, UATC and United Artists Properties I Corp. ("Prop I"). The assets used to capitalize UATG were deemed to be under the control of Anschutz, through Anschutz's ownership of United Artists Theatre Company (the parent of UATC and Prop I), from March 2, 2001, the date that these companies emerged from bankruptcy. The Company entered into an additional $315.0 million term loan under the amended and restated Regal Cinemas senior credit facility to fund the purchase price of UATG. See Note 4—"Long-Term Obligations" for further description of the amended and restated Regal Cinemas senior credit facility.

        Following the acquisition, UATG became a wholly owned subsidiary of RCI and became a guarantor under the amended and restated Regal Cinemas senior credit facility and the Regal Cinemas 9 3/8% senior subordinated notes. As a result of RCI being under common control with UATG, the transaction was accounted for as a contribution of UATG to RCI by REH, at REG's historical cost basis of the assets of UATG, in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements presented herein reflect the results of operations of the assets of UATG from January 24, 2002, the deemed date at which Anschutz initially held common control in both RCI and the assets of UATG.

        The purchase price for the leased theatres was based on a valuation of the operations of the leased theatres on an ongoing basis and the purchase price for the owned theatre properties was based on the appraised value for such properties. The amounts recorded based on the acquisition of UATG by the Company were current assets ($7.8 million), property and equipment ($120.0 million), deferred tax assets ($77.3 million), goodwill ($56.3 million), other assets ($1.6 million), current liabilities ($6.8 million), other liabilities ($3.6 million) and excess purchase price recorded in additional paid-in capital ($58.8 million).

  Acquisition of Hoyts Cinemas Corporation

        On March 28, 2003, RCI acquired all of the outstanding capital stock of Hoyts from REG for a purchase price of approximately $213.1 million. The purchase price included cash of approximately $188.1 million and the assumption of certain capital lease and other obligations with an aggregate fair value of approximately $25.0 million. Hoyts is comprised of a total of 50 theatres and 534 screens located in 10 states in the Northeastern United States.

        Following the acquisition, Hoyts became a wholly owned subsidiary of RCI and became a guarantor under the amended and restated Regal Cinemas senior credit facility and the Regal Cinemas 9 3/8% senior subordinated notes. As a result of RCI being under common control with Hoyts, the transaction was accounted for as a contribution of Hoyts to RCI by REG, at REG's historical cost basis of Hoyts, in a manner similar to a pooling of interests. Accordingly, the unaudited condensed consolidated statements of operations for the thirteen weeks and twenty-six weeks ended June 26, 2003 presented herein reflect the results of operations of Hoyts from March 28, 2003.

        The following is a preliminary summary of the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions): current assets ($1.1 million), buildings, leasehold improvements and equipment ($200.2 million), goodwill ($0.9 million), deferred income tax asset ($33.0 million), other assets ($0.2 million), current liabilities ($22.0 million), and other liabilities ($0.3 million).

  Acquisition of Regal CineMedia Corporation

        On November 28, 2002, RCI acquired all of the outstanding capital stock of RCM from REH for a purchase price of approximately $4.2 million. Following the acquisition, RCM became a majority-owned subsidiary of RCI and became a guarantor under the amended and restated Regal Cinemas senior credit facility and the Regal Cinemas 9 3/8% senior subordinated notes. As a result of RCI being under common control with RCM, the transaction was accounted for as a contribution of RCM to RCI by REH, at REG's historical cost basis of RCM, in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements presented herein reflect the results of operations of RCM from February 21, 2002, the deemed date at which Anschutz initially held common control in both RCI and RCM.

  Acquisition of Edwards Theatres, Inc.

        On April 17, 2002, RCI acquired all of the outstanding capital stock of Edwards from REH for an aggregate purchase price of approximately $272.5 million, of which $238.0 million was contributed to Edwards. Following the acquisition, Edwards became a wholly owned subsidiary of RCI. As a result of RCI being under common control with Edwards, the transaction was accounted for as a contribution of Edwards to RCI by REH, at REG's historical cost basis of Edwards, in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements presented herein reflect the results of operations of Edwards from January 24, 2002, the deemed date at which Anschutz initially held common control in both RCI and Edwards.

        In connection with the acquisition of Edwards, Regal Cinemas issued $150 million principal amount of 9 3/8% senior subordinated notes due 2012 under the indenture pursuant to which Regal Cinemas sold $200 million principal amount of 9 3/8% senior subordinated notes due 2012 in January 2002. The proceeds of the notes issued on April 17, 2002, together with cash on hand at RCI and Edwards, were used by RCI to acquire Edwards from REH. REH used the proceeds from its sale of Edwards to RCI to repay approximately $180.7 million of senior bank debt, including accrued interest of Edwards, to redeem approximately $12.0 million of Edwards Subordinated Notes (as defined below in Note 7), including accrued interest, primarily held by Anschutz and OCM Principal Opportunities Fund II, L.P. ("Oaktree's Principal Activities Group"), and to redeem approximately $75.3 million of redeemable preferred stock.

        The amounts recorded based on the acquisition of Edwards by the Company were current assets ($80.4 million), property and equipment ($293.0 million), other assets ($61.7 million), debt obligations ($190.3 million), other liabilities ($113.5 million) and redeemable preferred stock ($47.1 million).

4. LONG-TERM OBLIGATIONS

        Long-term obligations at June 26, 2003 and December 26, 2002 consist of the following (in millions):

	June 26, 2003	December 26, 2002
Regal Cinemas Senior Credit Facility	$525.9	$219.4
Regal Cinemas 9 3/8% Senior Subordinated Notes	350.0	350.0
Lease financing arrangements, 11.5%, maturing in various installments through 2021	97.0	97.8
Capital lease obligations	23.6	1.5
Other	4.1	3.2

Total long-term obligations	1,000.6	671.9
Less current maturities	(30.5)	(16.5)

Total long-term obligations, net	$970.1	$655.4

        Amended and Restated Regal Cinemas Senior Credit Facility—In connection with the acquisition of UATG described more fully in Note 3—"Acquisitions," Regal Cinemas entered into an additional term loan facility ("Term Loan D") under the amended and restated Regal Cinemas senior credit facility (a copy of which is incorporated by reference as exhibit 4.2 hereto) for approximately $315.0 million. The Term Loan D facility amortizes at a rate of 5% per annum for the first five years of the loan, with the remainder of 75% of principal (plus accrued interest) due in June 2009. At June 26, 2003, the borrowings outstanding under the Term Loan D facility bore interest at approximately 3.8125%. The Term Loan D facility is guaranteed by Regal Cinemas and substantially all of its direct and indirect subsidiaries, as set forth in the amended and restated credit agreement. The Term Loan D facility carries identical covenants to those of the Regal Cinemas senior credit facility that was amended and restated. See Note 6 to the consolidated financial statements included in Item 8 of our 2002 Annual Report on Form 10-K for further description of the covenants and other terms of the amended and restated Regal Cinemas senior credit facility which is incorporated herein by reference.

        As of June 26, 2003, Regal Cinemas had $145 million committed under its undrawn senior revolving credit facility. Regal Cinemas also maintains letters of credit of $30 million (of which approximately $16.8 million was outstanding as of June 26, 2003), which reduces the availability under its senior revolving credit facility.

        Other Long-Term Obligations—All other significant long-term obligations not explicitly discussed herein are described in Note 6 to the consolidated financial statements included in Item 8 of our 2002 Annual Report on Form 10-K.

Guarantors of Regal Cinemas' Senior Subordinated Notes

        Regal Cinemas' senior subordinated notes are jointly and severally, fully and unconditionally guaranteed by most of Regal Cinemas' existing wholly owned subsidiaries and are unsecured, ranking behind Regal Cinemas' obligations under its amended and restated senior credit facility and any future senior indebtedness. Each subsidiary guarantor of Regal Cinemas' senior subordinated notes is exempt from reporting under the Securities Exchange Act of 1934 pursuant to Rule 12h-5 under the Exchange Act, as Regal Cinemas has no independent assets or operations, the guarantees of Regal Cinemas' subsidiary guarantors are full and unconditional and joint and several, and any subsidiaries of Regal Cinemas other than the subsidiary guarantors are, individually and in the aggregate, minor. There are no significant restrictions on Regal Cinemas' ability or any subsidiary guarantor to obtain funds from its subsidiaries.

5. INCOME TAXES

        The provision for income taxes of $28.9 million and $28.5 million for the thirteen weeks ended June 26, 2003 and June 26, 2002 reflect effective tax rates of approximately 40.2% and 42.2%, respectively. The provision for income taxes of $50.7 million and $40.1 million for the twenty six weeks ended June 26, 2003 and the twenty-two weeks ended June 27, 2002 reflect effective tax rates of approximately 39.7% and 40.9%, respectively. No benefit for income taxes was recorded for the four weeks ended January 24, 2002 because the Company recorded an offsetting valuation allowance against the resulting deferred tax asset, as it was more likely than not that such deferred tax assets would not be realized. Accordingly, the effective tax rate for the four weeks ended January 24, 2002 was 0%.

        For federal income tax purposes, the Company has carryover tax basis in certain assets acquired in the Hoyts acquisition described in Note 3. Such acquired entities had net operating loss carryforwards totaling approximately $155.4 million as of the date of acquisition. Pursuant to certain IRS limitations, the Company's allowable annual deduction with respect to the Hoyts' net operating loss carryforwards is limited to approximately $8.6 million. During the quarter ended June 26, 2003, the Company recorded deferred tax assets in the amount of approximately $33.0 million, net of a valuation allowance of approximately $14.7 million, in connection with the Hoyts acquisition.

        In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets of approximately $19.8 million and $5.1 million at June 26, 2003 and December 26, 2002, respectively, as management believes it more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance at June 26, 2003 and December 26, 2002 relates to pre-acquisition deferred tax assets of Edwards and Hoyts. Accordingly, future reductions in the valuation allowance will reduce goodwill related to such acquisitions.

6. CAPITAL STOCK AND STOCK-BASED COMPENSATION

  Capital Stock

        As of June 26, 2003, the Company's authorized capital stock consisted of:

  •
  25,000,000 shares of common stock, par value $0.001 per share; and

  •
  5,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of common stock, 7,500,000 shares were issued and outstanding as of June 26, 2003, all of which are held by REH. Of the authorized shares of the preferred stock, no shares are issued and outstanding as of June 26, 2003. The Company may issue the preferred shares from time to time in such series having such designated preferences and rights, qualifications and limitations as the Board of Directors may determine.

  Stock-based Compensation

        In connection with the July 1, 2003 REG extraordinary cash dividend described more fully in Note 10, and pursuant to the antidilution adjustment terms of the REG 2002 Stock Incentive Plan (which includes certain employees of Regal Cinemas), the exercise price and the number of shares held under option by the Company's option holders were adjusted to restore their economic position to that existing immediately before the extraordinary dividend and the number of options reserved for issuance under the plan were adjusted. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of underlying shares as a result of the extraordinary cash dividend as the (1) the aggregate intrinsic value of the awards immediately after the dividend transaction was not greater than the aggregate intrinsic value of the awards immediately before the dividend transaction and (2) the ratio of the exercise price per share to the market value per share was not reduced.

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

	Thirteen weeks ended June 26, 2003 (Reorganized Company)	Thirteen weeks ended June 27, 2002 (Reorganized Company)	Twenty-six weeks ended June 26, 2003 (Reorganized Company)	Twenty-two weeks ended June 27, 2002 (Reorganized Company)	Four weeks ended January 24, 2002 (Predecessor Company)
Net income, as reported:	$43.0	$39.0	$76.9	$57.9	$420.8
Less: additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.4)	(0.6)	(0.8)	(0.9)	(0.1)

Pro forma net income	$42.6	$38.4	$76.1	$57.0	$420.7

7. CONTINGENCIES

  Bankruptcy Claims

        As discussed in Note 1 above, RCI emerged from bankruptcy on January 29, 2002. On August 23, 2000, Edwards and its subsidiaries at that time also filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California (the "California Bankruptcy Court"). On May 24, 2001, Edwards filed a plan of reorganization and related disclosure statement, as subsequently amended on July 23, 2001 (the "Edwards Plan"). On September 24, 2001, the California Bankruptcy Court confirmed the Edwards Plan. On September 29, 2001, all conditions required for the effectiveness of the Edwards Plan were met, and the Edwards Plan became effective. Pursuant to the Edwards Plan, Anschutz and Oaktree's Principal Activities Group agreed to exchange approximately $14.6 million of their pre-petition secured claims and cash of $41.4 million for $56.0 million in Edwards' Series A preferred stock and 51% of Edwards' newly-issued common stock and $10.0 million of senior secured debt for $10.0 million of senior unsecured subordinated notes (the "Edwards Subordinated Notes").

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

        RCI and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At June 26, 2003, approximately $4.0 million of remaining claims related to RCI's and Edwards' bankruptcy proceedings are recorded in the Company's June 26, 2003 unaudited condensed consolidated balance sheet as "Bankruptcy Related Liabilities and Claims." In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent the RCI claims are allowed by the Bankruptcy Court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility. To the extent the Edwards claims are allowed by the California Bankruptcy Court, they will be funded from restricted cash that has been set aside, cash on hand, cash from operations and, if the allowed claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of these claims will depend upon the resolution of these claims.

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

  Management Agreements

        RCI manages the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement. During the thirteen weeks and twenty-six weeks ended June 26, 2003, RCI recorded management fee revenues of approximately $3.2 million and $6.4 million related to this arrangement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of operations for the thirteen weeks and twenty-six weeks ended June 26, 2003 as a component of "Other Operating Revenues."

  Other Transactions

        During the thirteen weeks ended June 26, 2003, RCM incurred approximately $509,000 of expenses payable to certain Anschutz affiliates for reimbursement of travel and marketing and communication expenses. Additionally, RCM has recorded revenue of $260,000 from certain affiliates of Anschutz and Oaktree's Principal Activities Group related to marketing and business meeting services provided by RCM to these affiliates.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 will have a material impact on our financial position, cash flows or results of operations.

10. SUBSEQUENT EVENTS

        On July 1, 2003, REG paid an extraordinary cash dividend of $5.05 per share of REG Class A and Class B common stock to stockholders of record on June 20, 2003. In connection with the extraordinary cash dividend, and pursuant to the antidilution adjustment terms of the REG 2002 Stock Incentive Plan (which includes certain employees of Regal Cinemas), the exercise price and the number of shares subject to option held by the Company's option holders were adjusted to restore their economic position to that existing immediately before the extraordinary dividend and the number of options reserved for issuance under the plan were adjusted. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of underlying shares as a result of the extraordinary cash dividend as the (1) the aggregate intrinsic value of the awards immediately after the dividend transaction was not greater than the aggregate intrinsic value of the awards immediately before the dividend transaction and (2) the ratio of the exercise price per share to the market value per share was not reduced.

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

Overview

        We are a leading domestic motion picture exhibitor and operate the largest theatre circuit in the United States, based on the number of screens operated. We conduct our operations primarily through our subsidiaries: RCI; Edwards; RCM; Hoyts and UATG.

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

        We became a wholly owned subsidiary of REG on April 12, 2002 in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary REH, also acquired Edwards and RCM. REG is controlled by Anschutz, which controlled each of us, Edwards and RCM prior to REG's acquisition of us and them in the exchange transaction. Following the exchange transaction, RCI acquired Edwards, RCM, Hoyts and UATG from REH or REG in a series of transactions discussed in Note 3—"Acquisitions" to the accompanying financial statements. Unless otherwise noted, the "Company" or "Regal Cinemas" refers to Regal Cinemas Corporation and its subsidiaries on a consolidated basis, which includes RCI, Edwards and the assets of UATG as of January 24, 2002 and RCM as of February 21, 2002, the deemed dates at which Anschutz initially held common control in RCI, Edwards, RCM and the assets of UATG, and includes Hoyts as of March 28, 2003, the date at which REG initially held common control in both RCI and Hoyts.

        The Company generates revenues primarily from admissions and concession sales. Additional revenues are generated by on-screen and in-lobby advertisements, the rental of theatres for business meetings and other events by RCM and electronic video games located adjacent to the lobbies of certain of the Company's theatres and vendor marketing programs. Film rental costs depend on the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

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

  •
  We applied the principles of purchase and reorganization accounting when recording the acquisitions of controlling equity interests by Anschutz and the exchange of stock for minority interests and the emergence from bankruptcy of the theatre companies and the subsequent acquisition of Hoyts. These accounting principles require that we estimate the fair value of the individual assets and liabilities, including estimates of bankruptcy-related claims. The estimation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ materially from the actual amounts.

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

        The Company's 2002 statements of operations include information reflecting the four week period ended January 24, 2002 (Predecessor Company) and the twenty-two week period ended June 27, 2002 (Reorganized Company). As a result, the Company's post-reorganization statements of operations have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization and RCI's acquisition of Edwards. For financial reporting purposes, the inception date of the Reorganized Company is deemed to be January 24, 2002. As such, operating results and financial position for periods subsequent to January 24, 2002 are herein referred to as the "Reorganized Company" and for all periods ending on or prior to January 24, 2002 as the "Predecessor Company."

        On March 28, 2003, RCI acquired all of the outstanding capital stock of Hoyts. Upon becoming a subsidiary of RCI, Hoyts' results of operations were consolidated with Regal Cinemas' as of March 28, 2003, the deemed date upon which REG first held common control in both RCI and Hoyts.

        On June 6, 2003, RCI acquired all of the outstanding capital stock of UATG. Upon becoming a subsidiary of RCI, UATG's results of operations were consolidated with Regal Cinemas' as of January 24, 2002, the deemed date upon which Anschutz first held common control in both RCI and the assets of UATG.

        In order to provide a meaningful basis of comparing the twenty-six weeks ended June 26, 2003 and June 27, 2002 for purposes of the following tables and discussion, the operating results of the Reorganized Company for the twenty-two weeks June 27, 2002, which includes the results of operations of Edwards and UATG for the period from January 24, 2002 to June 27, 2002 and RCM for the period from February 21, 2002 to June 27, 2002, have been combined with the operating results of the Predecessor Company for the four weeks ended January 24, 2002 (collectively, the "Combined Company") and are compared to the twenty-six weeks ended June 26, 2003. Depreciation, amortization and certain other line items included in the operating results of the Combined Company are not comparable between periods as the four weeks ended January 24, 2002 of the Predecessor Company do not include the effects of fresh-start and purchase accounting adjustments. The combining of reorganized and predecessor periods is not in accordance with accounting principles generally accepted in the United States of America.

        The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in Regal Cinemas' consolidated statements of operations:

	Reorganized Company Thirteen Weeks Ended June 26, 2003	Reorganized Company Thirteen Weeks Ended June 27, 2002	Reorganized Company Twenty-six Weeks Ended June 26, 2003	Combined Company Twenty-six Weeks Ended June 27, 2002
Revenues:
Admissions	67.5%	67.8%	67.7%	68.5%
Concessions	26.3	28.3	26.1	27.9
Other operating revenues	6.2	3.9	6.2	3.6

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	38.4	38.5	37.0	37.0
Cost of concessions	3.6	4.1	3.6	4.1
Rent expense	9.0	8.6	9.2	8.9
Other operating expenses	24.1	22.3	25.2	23.4
General and administrative	2.7	3.3	2.8	3.2
Merger and restructuring expenses and amortization of deferred stock compensation	0.3	0.7	0.2	1.1
Depreciation and amortization	6.2	6.0	6.6	6.2
Loss (gain) on disposal and impairment of operating assets	0.1	(0.1)	(0.1)	—

Total operating expenses	84.4%	83.4%	84.5%	83.9%

Operating income	15.6%	16.6%	15.5%	16.1%

Results of Operations for the thirteen weeks ended June 26, 2003 and June 27, 2002

        The following table summarizes certain revenues and revenue-related data for the thirteen weeks ended June 26, 2003 ("Q2 2003 period"), the thirteen weeks ended June 27, 2002 ("Q2 2002 period"), the twenty-six weeks ended June 27, 2003 ("Fiscal 2003 period") and the twenty-six weeks ended June 27, 2002 ("Fiscal 2002 period") (in millions, except average prices):

  Total Revenues

	Reorganized Company Q2 2003 period	Reorganized Company Q2 2002 period	Reorganized Company Fiscal 2003 period	Combined Company Fiscal 2002 period
Admissions	$377.7	$342.2	685.2	$615.9
Concessions	147.2	142.8	263.7	251.4
Other operating revenues	35.0	20.0	62.8	32.4

Total revenues	$559.9	$505.0	$1,011.7	$899.7
Attendance	58.9	57.3	108.5	104.1
Average ticket price	$6.41	$5.97	$6.32	$5.92
Average concession per patron	$2.50	$2.49	$2.43	$2.41

Admissions

        Total admissions revenues increased $35.5 million, or 10.4%, to $377.7 million for the Q2 2003 period, from $342.2 million for the Q2 2002 period. The increase in admissions revenues in the Q2 2003 period compared to Q2 2002 period was primarily attributable to a 7.4% increase in ticket prices coupled with a 2.8% increase in attendance. The increase in attendance during the Q2 2003 period was principally due to the inclusion of Hoyts from March 28, 2003, partially offset by a general decline in Q2 2003 industry box office results and the closure of 120 underperforming screens since the end of the Q2 2002 period.

        Total admissions revenues increased $69.3 million, or 11.3%, to $685.2 million for the Fiscal 2003 period, from $615.9 million for the Fiscal 2002 period. The increase in admissions revenues in the Fiscal 2003 period compared to the Fiscal 2002 period was primarily attributable to a 6.8% increase in ticket prices and a 4.2% increase in attendance, which is principally related to the inclusion of Hoyts from March 28, 2003 and a full twenty-six weeks of operations of Edwards during the Fiscal 2003 period. The net increase in the Company's Fiscal 2003 attendance was partially offset by a decline in industry box office results and the closure of 120 underperforming screens since the end of the Q2 2002 period.

Concessions

        Total concessions revenues increased $4.4 million, or 3.1%, to $147.2 million for the Q2 2003 period, from $142.8 million for the Q2 2002 period. The increase in concessions revenues in the Q2 2003 period compared to the Q2 2002 period was due to a 0.4% increase in average concessions per patron and 2.8% increase in attendance as a result of the inclusion of Hoyts from March 28, 2003, offset by a general decline in industry box office results for the Q2 2003 period and the closure of 120 underperforming screens since the end of the Q2 2002 period.

        Total concessions revenues increased $12.3 million, or 4.9%, to $263.7 million for the Fiscal 2003 period, from $251.4 million for the Fiscal 2002 period. The increase in concessions revenues in the Fiscal 2003 period compared to the Fiscal 2002 period was due to a 0.8% increase in average concessions per patron and a 4.2% increase in attendance, which is primarily attributable the inclusion of Edwards for a full twenty-six weeks in 2003 and Hoyts from March 28, 2003, partially offset by a general decline in industry box office results for the Fiscal 2003 period and the closure of 120 underperforming screens since the end of the Q2 2002 period.

Other Operating Revenues

        Total other operating revenues increased $15.0 million, or 75.0%, to $35.0 million for the Q2 2003 period, from $20.0 million for the Q2 2002 period. Total other operating revenues increased $30.4 million, or 93.8%, to $62.8 million for the Fiscal 2003 period, from $32.4 million for the Fiscal 2002 period. Included in other operating revenues are on-screen advertising revenues, meetings and events and other marketing revenues from certain of the Company's vendor marketing programs. The increase in other operating revenues was primarily attributable to the inclusion of Hoyts from March 28, 2003, increases in advertising revenues generated by Regal CineMedia and to a lesser extent, increases in the Company's revenues from vendor marketing programs during the Q2 2003 and Fiscal 2003 periods.

Operating Expenses

        The following table summarizes certain theatre operating expenses for the Q2 2003, Fiscal 2003, Q2 2002 and Fiscal 2002 periods (dollars in millions):

	Reorganized Company Q2 2003 period		Reorganized Company Q2 2002 period		Reorganized Company Fiscal 2003 period		Combined Company Fiscal 2002 period
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	215.1	56.9	194.4	56.8	374.0	54.6	333.0	54.1
Cost of concessions(2)	20.4	13.9	20.6	14.4	36.8	14.0	36.5	14.5
Rent expense(3)	50.4	9.0	43.4	8.6	93.5	9.2	80.5	8.9
Other operating expenses(3)	135.1	24.1	112.4	22.3	254.4	25.2	210.6	23.4
General and administrative expenses(3)	14.9	2.7	16.6	3.3	28.3	2.8	28.7	3.2

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

        Film rental and advertising costs increased $20.7 million, or 10.6%, to $215.1 million in the Q2 2003 period, from $194.4 million in the Q2 2002 period. Film rental and advertising costs as a percentage of admissions revenues remained consistent at 56.9% and 56.8% during the Q2 2003 and Q2 2002 periods, respectively. Film rental and advertising costs increased $41.0 million, or 12.3%, to $374.0 million in the Fiscal 2003 period, from $333.0 million in the Fiscal 2002 period. Film rental and advertising costs as a percentage of admissions revenues increased slightly to 54.6% in the Fiscal 2003 period as compared to 54.1% in the Fiscal 2002 period. The increase in film rental and advertising costs during the Q2 2003 and Fiscal 2003 periods was primarily attributable to the inclusion of Edwards for a full twenty-six weeks in the Fiscal 2003 period and Hoyts from March 28, 2003.

Cost of Concessions

        Cost of concessions decreased $0.2 million, or 1.0%, to $20.4 million in the Q2 2003 period, from $20.6 million in the Q2 2002 period. Cost of concessions as a percentage of concessions revenues decreased to 13.9% in the Q2 2003 period as compared to 14.4% in the Q2 2002 period. Cost of concessions increased $0.3 million, or 0.8%, to $36.8 million in the Fiscal 2003 period, from $36.5 million in the Fiscal 2002 period. Cost of concessions as a percentage of concessions revenues decreased to 14.0% in the Fiscal 2003 period as compared to 14.5% in the Fiscal 2002 period. The decrease in the cost of concessions in Q2 2003 and Fiscal 2003 periods as a percentage of concessions revenues is primarily attributable to the realization of operating efficiencies realized through the 2002 integration of Regal Cinemas and Edwards and to a lesser extent, the second quarter 2003 integration of Hoyts.

Rent Expense

        Rent expense increased $7.0 million, or 16.1%, to $50.4 million in the Q2 2003 period from $43.4 million in the Q2 2002 period. Rent expense as a percentage of total revenues was 9.0% and 8.6% for the Q2 2003 and Q2 2002 periods, respectively. Rent expense increased $13.0 million, or 16.1%, to $93.5 million in the Fiscal 2003 period from $80.5 million in the Fiscal 2002 period. Rent expense as a percentage of total revenues was 9.2% and 8.9% for the Fiscal 2003 and 2002 periods, respectively. The increase in rent expense in the Q2 2003 and Fiscal 2003 periods was primarily attributable to the inclusion of Hoyts from March 28, 2003, coupled with marginal increases in rent at expanded locations.

Other Operating Expenses

        Other operating expenses increased $22.7 million, or 20.2%, to $135.1 million in the Q2 2003 period, from $112.4 million in the Q2 2002 period. Other operating expenses as a percentage of total revenues increased to 24.1% in the Q2 2003 period as compared to 22.3% in the Q2 2002 period. Other operating expenses increased $43.8 million, or 20.8%, to $254.4 million in the Fiscal 2003 period, from $210.6 million in the Fiscal 2002 period. Other operating expenses as a percentage of total revenues rose to 25.2% in the Fiscal 2003 period as compared to 23.4% in the Fiscal 2002 period. The increase in total other operating expenses and as a percentage of total revenues in the Q2 2003 and Fiscal 2003 periods was primarily attributable to incremental costs associated with the inclusion of Hoyts from March 28, 2003 and a full twenty-six weeks of Edwards and Regal CineMedia for the Fiscal 2003 period coupled with incremental expenses associated with Regal CineMedia, which began substantive operations in the second quarter of 2002. Such increases are partially offset by operating efficiencies realized through the 2002 integration of Regal Cinemas and Edwards and the 2003 integration of Hoyts.

General and Administrative Expenses

        General and administrative expenses decreased $1.7 million or 10.2% to $14.9 million during the Q2 2003 period, from $16.6 million in the Q2 2002 period. As a percentage of total revenues, general and administrative expenses were approximately 2.7% and 3.3% in the Q2 2003 and Q2 2002 periods, respectively. General and administrative expenses decreased $0.4 million or 1.4% to $28.3 million during the Fiscal 2003 period, from $28.7 million in the Fiscal 2002 period. As a percentage of total revenues, general and administrative expenses were approximately 2.8% and 3.2% in the Fiscal 2003 and Fiscal 2002 periods, respectively. The decrease in general and administrative expenses during the Q2 2003 and Fiscal 2003 periods was primarily attributable to operating efficiencies realized through the 2002 integration of Regal Cinemas and Edwards and to a lesser extent, the second quarter 2003 integration of Hoyts.

Depreciation and Amortization

        Depreciation and amortization increased $4.7 million, or 15.6%, to $34.9 million in the Q2 2003 period, from $30.2 million in the Q2 2002 period. Depreciation and amortization increased $10.7 million, or 19.2%, to $66.3 million in the Fiscal 2003 period, from $55.6 million in the Fiscal 2002 period. The increase in depreciation and amortization during the Q2 2003 and Fiscal 2003 periods is primarily due to the inclusion of Hoyts from March 28, 2003 and a full twenty-six weeks of Edwards and Regal CineMedia for Fiscal 2003, offset by the closure of 120 under-performing screens since the end of the Q2 2002 period.

Operating Income

        Operating income totaled approximately $87.2 million for the Q2 2003 period. The reported operating income for the Q2 2003 period represents an increase of $3.4 million from operating income of $83.8 million in the Q2 2002 period. Operating income totaled approximately $156.6 million for the Fiscal 2003 period, which represents an increase of $12.1 million from $144.5 in the Fiscal 2002 period. The increase in operating income during the Q2 2003 and Fiscal 2003 periods is primarily attributable to the growth in total revenues related to the inclusion of Hoyts from March 28, 2003 coupled with the realized benefits of the 2002 integration of Edwards into Regal Cinemas and to a lesser extent, the 2003 integration of Hoyts.

Interest Expense

        Interest expense increased $0.4 million, or 2.6%, to $15.6 million in the Q2 2003 period, from $15.2 million in the Q2 2002 period. The increase is interest expense in the Q2 2003 is due to higher average outstanding borrowings on the amended and restated Regal Cinemas senior credit facility during the Q2 2003 period. Interest expense decreased $3.6 million, or 10.8%, to $29.8 million in the Fiscal 2003 period, from $33.4 million in the Fiscal 2002 period. The decrease in interest expense in the Fiscal 2003 period is due to RCI's debt restructuring associated with its Chapter 11 bankruptcy filing, coupled with lower weighted average interest rates on its new outstanding debt. RCI emerged from bankruptcy on January 29, 2002.

Income Taxes

        The provision for income taxes of $28.9 million and $28.5 million for the Q2 2003 and Q2 2002 periods reflect effective tax rates of approximately 40.2% and 42.2%, respectively. The provision for income taxes of $50.7 million and $40.1 million for the Fiscal 2003 period and the twenty-two weeks ended June 27, 2002 reflect effective tax rates of approximately 39.7% and 40.9%, respectively. No benefit for income taxes was recorded for the four weeks ended January 24, 2002 because the Company recorded an offsetting valuation allowance against the resulting deferred tax asset, as it was more likely than not that such deferred tax assets would not be realized. Accordingly, the effective tax rate for the four weeks ended January 24, 2002 is 0%.

Net Income

        Net income totaled $43.0 million for the Q2 2003 period. The reported net income for the Q2 2003 period represents an increase of $4.0 million from net income of $39.0 million in the Q2 2002 period. Net income totaled $76.9 million for the Fiscal 2003 period, which represents a decrease of $401.8 million from net income of $478.7 in the Fiscal 2002 period. The Fiscal 2002 period included a $661.9 million gain on extinguishment of debt related to the RCI restructuring.

Changes in Cash Flows

        Cash flows generated from operating activities were approximately $207.7 million for the Fiscal 2003 period compared to approximately $103.8 million for the Fiscal 2002 period. The increase was attributable to a full twenty-six weeks of operations of Edwards and Regal CineMedia in 2003 and the results of Hoyts from March 28, 2003 coupled with certain increases in non cash items and working capital items. Cash flows used in investing activities increased by $515.5 million during the Fiscal 2003 period and is primarily attributable to the Q2 2003 purchase of Hoyts and UATG and increased capital expenditures as a result of a full twenty-six weeks of operations for Edwards during 2003 and Hoyts from March 28, 2003. Cash flows provided by financing activities were approximately $278.6 million for the Fiscal 2003 period compared to cash flows used in financing activities of approximately $181.1 million for the Fiscal 2002 period. The increase in cash flows provided by financing activities was primarily attributable to additional borrowings under the amended and restated Regal Cinemas senior credit facility related to the purchase of UATG during the second quarter of 2003.

Liquidity and Capital Resources

        The Company conducts its operations through its subsidiaries: RCI, Edwards, RCM, Hoyts and UATG. The Company expects its primary uses of cash to be for operating expenses and general corporate purposes related to corporate operations. The Company's principal sources of liquidity are from its operating subsidiaries. In the Company's operating subsidiaries, principal uses of cash will be for operating expenses, capital expenditures, and debt service. The principal sources of liquidity for the Company's subsidiaries are cash generated from their operations, cash on hand and the revolving credit facilities provided for under the amended and restated Regal Cinemas senior credit facility.

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

        The Company funds the cost of its operating subsidiaries' capital expenditures through internally generated cash flow, cash on hand and financing activities. The Company's capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. The Company intends to continue to grow its theatre circuit through selective expansion and acquisition opportunities. The Company currently expects capital expenditures for theatre development, replacement, expansion, upgrading, and maintenance to be in the range of $75 million to $85 million in 2003. In addition to capital expenditures associated with its theatre operations, the Company expects to incur capital expenditures of approximately $50 million in connection with RCM during 2003. The Company anticipates a significant portion of the RCM capital expenditures to be made in connection with the development and deployment of its digital content network to provide advertising and promotional services and to distribute various forms of digital programming. For the Fiscal 2003 period, the Company invested an aggregate of approximately $61.4 million in capital expenditures.

        On March 28, 2003, RCI acquired all of the outstanding capital stock of Hoyts from REG for a purchase price of approximately $213.1 million, subject to certain post-closing adjustments. The purchase price includes cash of approximately $188.1 million, and the assumption of certain capital lease and other obligations with a fair value of approximately $25.0 million. Hoyts is comprised of a total of 50 theatres and 534 screens located in 10 states in the Northeastern United States. The Company substantially completed the integration of Hoyts during the second quarter of fiscal 2003.

        On June 6, 2003, RCI acquired all of the outstanding capital stock of UATG from REH, consisting of 438 screens in 46 leased theatres, certain fee properties and certain other assets under construction, for an estimated cash purchase price of approximately $311.4 million. The Company entered into an additional $315.0 million term loan under the amended and restated Regal Cinemas senior credit facility to fund the purchase price. See Note 4—"Long-Term Obligations" for further description of the amended and restated Regal Cinemas senior credit facility.

        As of June 26, 2003, Regal Cinemas had $145 million committed under its undrawn senior revolving credit facility, $525.9 million outstanding under its senior secured term loans and $350 million principal amount of 9 3/8% senior subordinated notes due 2012. Regal Cinemas also maintains letters of credit of $30 million as of June 26, 2003, which reduces the availability under its senior revolving credit facility.

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of June 26, 2003, the Company's estimated contractual cash obligations and commercial commitments over the next several years are as follows (in millions):

	Payments Due by Period
	Total	Current	2–3 Years	4–5 Years	After 5 Years
Contractual Cash Obligations
Long-term debt	$875.9	$27.0	$54.0	$208.6	$586.3
Lease financing arrangements	97.0	2.0	5.1	6.8	83.1
Bankruptcy claims and liabilities	4.0	4.0	—	—	—
Capital leases	23.6	0.9	1.8	3.3	17.6
Other long term obligations	4.1	0.6	1.5	0.5	1.5
Operating leases	2,979.5	195.3	379.3	374.0	2,030.9

Total contractual cash obligations	$3,984.1	$229.8	$441.7	$593.2	$2,719.4

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Current	2–3 Years	4–5 Years	After 5 Years
Other Commercial Commitments
Total commercial commitments(1)	$145.0	—	—	—	$145.0

(1)
As of June 26, 2003, Regal Cinemas had $145 million committed under its undrawn senior revolving credit facility. Regal Cinemas also maintain letters of credit of $30 million (of which approximately $16.8 million was outstanding as of June 26, 2003) which reduces the availability under its senior revolving credit facility.

        The Company believes that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under its revolving credit facilities will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for at least 12 months.

  Bankruptcy Claims

        RCI and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At June 26, 2003, Regal Cinemas had accrued approximately $4.0 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent these claims are allowed, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility. In addition to these sources of funding, with respect to allowed Edwards claims, they may also be funded from restricted cash that has been set aside, and, if the allowed Edwards claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of payment on these claims will depend upon the resolution of these claims. See also Note 7—"Contingencies" to the accompanying unaudited condensed consolidated financial statements.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 will have a material impact on our financial position, cash flows or results of operations.

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. The Company's amended and restated senior credit facilities provide for variable rate interest that could be adversely affected by an increase in interest rates. As of June 26, 2003, the Company had term borrowings of $525.9 million under its amended and restated senior credit facilities. Borrowings under these facilities will bear interest, at the Company's option, at either a base rate (which will be the higher of the prime rate of British Banking Association's or the federal funds rate plus 0.5%) or the Eurodollar rate plus, in each case, an applicable margin. The applicable margin can range from 1.50% to 3.25% for the revolving credit facility and 1.50% to 2.75% for the term loan facilities. At June 26, 2003, the borrowings outstanding under the Company's term credit facilities bore interest ranging from approximately 3.8125% to 4.0625%. A one-half percent rise in the interest rate on the Company's variable rate indebtedness held at June 26, 2003, would have increased reported interest expense by approximately $657,400 for the quarter ended June 26, 2003.

Item 4.
CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 26, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 26, 2003, our disclosure controls and procedures were effective.

        There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit No.	Exhibit Description
3.1	Amended and Restated Bylaws of Regal Cinemas
4.1	First Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2003, among Regal Cinemas, RCI, the Lenders party thereto, and Lehman Commercial Paper Inc., as administrative agent for the Lenders (incorporated by reference to exhibit 4.1 to REG's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended June 26, 2003)
4.2	Second Amended and Restated Credit Agreement, dated as of June 6, 2003, among Regal Cinemas, RCI, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse First Boston, as joint advisors, joint lead arrangers and joint book managers of the Revolving Credit Facility and the Tranche C Term Loan Facility, Credit Suisse First Boston, as sole advisor, sole lead arranger and sole book manager of the Tranche D Term Loan Facility, Credit Suisse First Boston, as syndication agent, General Electric Capital Corporation, as documentation agent, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to exhibit 4.2 to REG's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended June 26, 2003)
4.3	Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc. and U.S. Bank National Association (incorporated by reference to exhibit 4.1 to REG's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003)
4.4	Fifth Supplemental Indenture, dated as of June 6, 2003, among CineMedia Software, Inc., a Delaware corporation, UATG, Regal Cinemas and U.S. Bank National Association, as trustee under the Indenture referred to therein (incorporated by reference to exhibit 4.3 to REG's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended June 26, 2003)
4.5	Form of Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit A to exhibit 4.6 to REG's registration statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002)
10.1	Stock Purchase Agreement, dated as of June 6, 2003, between REH and RCI
10.2	Stock Purchase Agreement, dated as of March 27, 2003, between REG and RCI
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal Cinemas
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal Cinemas

(b)   Current Reports on Form 8-K filed during our second fiscal quarter of 2003:

  •
  Current Report on Form 8-K furnished under Items 7 (Financial Statements and Exhibits) and 9 (Regulation FD Disclosure) on May 27, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL CINEMAS CORPORATION
Date: August 11, 2003	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer
Date: August 11, 2003	By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer)

REGAL CINEMAS CORPORATION
Exhibit Index

Exhibit No.	Exhibit Description
3.1	Amended and Restated Bylaws of Regal Cinemas
4.1	First Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2003, among Regal Cinemas, RCI, the Lenders party thereto, and Lehman Commercial Paper Inc., as administrative agent for the Lenders (incorporated by reference to exhibit 4.1 to REG's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended June 26, 2003)
4.2	Second Amended and Restated Credit Agreement, dated as of June 6, 2003, among Regal Cinemas, RCI, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse First Boston, as joint advisors, joint lead arrangers and joint book managers of the Revolving Credit Facility and the Tranche C Term Loan Facility, Credit Suisse First Boston, as sole advisor, sole lead arranger and sole book manager of the Tranche D Term Loan Facility, Credit Suisse First Boston, as syndication agent, General Electric Capital Corporation, as documentation agent, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to exhibit 4.2 to REG's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended June 26, 2003)
4.3	Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc. and U.S. Bank National Association (incorporated by reference to exhibit 4.1 to REG's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003)
4.4	Fifth Supplemental Indenture, dated as of June 6, 2003, among CineMedia Software, Inc., a Delaware corporation, UATG, Regal Cinemas and U.S. Bank National Association, as trustee under the Indenture referred to therein (incorporated by reference to exhibit 4.3 to REG's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended June 26, 2003)
4.5	Form of Regal Cinemas 9 3/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit A to exhibit 4.6 to REG's registration statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002)
10.1	Stock Purchase Agreement, dated as of June 6, 2003, between REH and RCI
10.2	Stock Purchase Agreement, dated as of March 27, 2003, between REG and RCI
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal Cinemas
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal Cinemas