Form 10-Q
period 2003-09-25
REGAL CINEMAS CORP
filed 2003-11-10
CIK 1172371

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2003

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

        Common Stock—7,500,000 shares outstanding at November 10, 2003

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGAL CINEMAS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 25, 2003	December 26, 2002 (Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$140.1	$178.7
Restricted cash	6.7	22.5
Trade and other receivables	22.9	27.1
Inventories	5.1	5.0
Prepaid and other current assets	30.8	22.1
Assets held for sale	7.4	9.3
Deferred tax asset	10.7	8.1

Total current assets	223.7	272.8
Property and equipment:
Land	115.1	115.1
Buildings and leasehold improvements	1,161.5	1,025.8
Equipment	634.0	497.8
Construction in progress	12.8	3.9

Total property and equipment	1,923.4	1,642.6
Accumulated depreciation and amortization	(224.6)	(127.7)

Total property and equipment, net	1,698.8	1,514.9
Goodwill and other intangible assets	117.5	115.5
Deferred tax asset	72.9	57.2
Other assets	64.7	46.4

Total assets	$2,177.6	$2,006.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term obligations	$30.6	$16.5
Accounts payable	113.5	115.8
Accrued expenses	162.8	94.0
Bankruptcy related liabilities and claims	3.6	23.6

Total current liabilities	310.5	249.9
Long-term debt, less current maturities	848.3	558.0
Capital leases, less current maturities	22.5	1.4
Lease financing arrangements	94.5	96.0
Other liabilities	54.1	44.0

Total liabilities	1,329.9	949.3
Shareholder's equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding September 25, 2003 and December 26, 2002	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 7,500,000 issued and outstanding at September 25, 2003 and December 26, 2002	—	—
Additional paid-in capital	652.8	959.5
Retained earnings	194.9	98.0

Total shareholder's equity	847.7	1,057.5

Total liabilities and shareholder's equity	$2,177.6	$2,006.8

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL CINEMAS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Reorganized Company Thirteen weeks ended September 25, 2003	Reorganized Company Thirteen weeks ended September 26, 2002 (Note 3)	Reorganized Company Thirty-nine weeks ended September 25, 2003	Reorganized Company Thirty-five weeks ended September 26, 2002 (Note 3)	Predecessor Company Four weeks ended January 24, 2002
Revenues:
Admissions	$366.5	$323.7	$1,051.7	$864.5	$75.1
Concessions	137.8	131.7	401.5	353.6	29.5
Other operating revenues	42.3	22.1	105.1	50.8	3.7

Total revenue	546.6	477.5	1,558.3	1,268.9	108.3
Operating expenses:
Film rental and advertising costs	195.4	173.5	569.4	468.4	38.1
Cost of concessions	20.1	18.6	56.9	50.8	4.3
Rent expense	51.1	43.8	144.6	113.7	10.6
Other operating expenses	140.8	120.0	395.2	306.6	24.0
General and administrative expenses	15.6	15.3	43.9	41.4	2.6
Merger and restructuring expenses and amortization of deferred stock compensation	1.0	2.5	3.6	12.8	—
Depreciation and amortization	36.0	32.1	102.3	81.3	6.4
Loss (gain) on disposal and impairment of operating assets	(0.8)	0.2	(1.6)	(0.4)	0.6

Total operating expenses	459.2	406.0	1,314.3	1,074.6	86.6

Operating income	87.4	71.5	244.0	194.3	21.7
Other income (expense):
Interest expense	(18.9)	(15.0)	(48.7)	(39.9)	(8.5)
Interest and other income (expense)	0.4	(0.1)	1.2	—	—
Gain on extinguishment of debt	—	—	—	—	661.9

Income before reorganization items and income taxes	68.9	56.4	196.5	154.4	675.1
Reorganization items	—	—	—	—	(254.3)

Income before income taxes	68.9	56.4	196.5	154.4	420.8
Provision for income taxes	27.6	22.5	78.3	62.6	—

Net income	$41.3	$33.9	$118.2	$91.8	$420.8

See accompanying notes to unaudited condensed consolidated financial statements

REGAL CINEMAS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Reorganized Company Thirty-nine weeks ended September 25, 2003	Reorganized Company Thirty-five weeks ended September 26, 2002 (Note 3)	Predecessor Company Four weeks ended January 24, 2002
Cash flows from operating activities:
Net income	$118.2	$91.8	$420.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102.3	81.3	6.4
Provision for deferred income taxes	4.1	49.5	—
Amortization of deferred stock compensation	2.0	0.7	—
Cancellation of shareholder loans	—	—	3.1
Loss (gain) on disposal and impairment of operating assets	(1.6)	(0.4)	0.6
Gain on extinguishment of debt	—	—	(661.9)
Reorganization items	—	—	254.3
Changes in operating assets and liabilities:
Accounts receivable	(4.9)	(4.8)	2.6
Inventories	0.6	0.2	—
Prepaid expenses and other assets	(21.1)	(3.9)	(1.8)
Accounts payable	(11.9)	11.9	7.1
Accrued expenses and other liabilities	79.0	11.1	(81.0)

Net cash provided by (used in) operating activities	266.7	237.4	(49.8)
Cash flows from investing activities:
Capital expenditures	(95.0)	(59.1)	(2.0)
Cash used to acquire Hoyts, net of cash acquired	(187.7)	—	—
Cash used to acquire UATG	(311.4)	—	—
Proceeds from sale of fixed assets	13.0	5.1	—
Decrease in restricted cash and other	24.9	13.1	0.4

Net cash used in investing activities	(556.2)	(40.9)	(1.6)
Cash flows from financing activities:
Proceeds from senior credit facility	315.0	—	270.0
Payments on new senior subordinated notes	—	(3.4)	—
Proceeds from new senior subordinated notes	—	155.3	200.0
Payment of debt financing costs	(5.6)	(10.9)	(15.9)
Cash of subsidiaries at contribution date	—	45.5	—
Excess purchase price retained by parent	—	(34.5)	—
Cash used to redeem Edwards preferred stock	—	(75.3)	—
Cash used to redeem Edwards senior subordinated notes	—	(11.3)	—
Cash used to payoff Edwards term loan	—	(180.0)	—
Payment of bankruptcy claims and liabilities	(21.2)	(86.8)	—
Payments on long-term obligations	(16.0)	(43.1)	—
Cash used to pay dividend to parent	(21.3)	—	—
Payment of old senior credit facility	—	—	(274.5)
Payment of old senior subordinated notes	—	—	(160.0)
Payment of old equipment financing	—	—	(17.7)
Other debt and capital lease activity	—	—	(0.2)

Net cash provided by (used in) financing activities	250.9	(244.5)	1.7
Cash used in reorganization	—	—	(21.3)
Net decrease in cash equivalents	(38.6)	(48.0)	(71.0)
Cash and cash equivalents, beginning of period	178.7	166.7	237.7

Cash and cash equivalents, end of period	$140.1	$118.7	$166.7

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Exchange of RCI senior term debt for common stock	$—	$—	$725.4
Exchange of minorities shares in Regal Cinemas for Regal Entertainment Group	$—	$44.1	$—
Parent's basis in Edwards acquired by Regal Cinemas, Inc.	$—	$84.2	$—

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL CINEMAS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY AND BASIS OF PRESENTATION

        Regal Cinemas Corporation and its wholly owned subsidiaries (collectively, the "Company" or "Regal Cinemas"), including Regal Cinemas, Inc. ("RCI") and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Regal CineMedia Corporation ("RCM"), Hoyts Cinemas Corporation ("Hoyts") and United Artists Theatre Group ("UATG"), operate multi-screen motion picture theatres throughout the United States. As of September 25, 2003, the Company operated 5,084 screens in 428 theatres in 37 states. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as Fiscal 2003) results in a 53-week fiscal year.

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

        The financial statements of the Company after RCI's emergence from bankruptcy reflect the predecessor cost basis of Anschutz and the reorganization value attributable to the common stock owned by the other RCI stockholders. The Company's 2002 financial statements include information reflecting the four week period ended January 24, 2002 (pre-reorganization) and the thirty-five week period ended September 26, 2002 (post-reorganization), which includes the results of operations of Edwards and the assets of UATG from January 24, 2002 and of RCM from February 21, 2002, the deemed dates at which Anschutz initially held common control in RCI, Edwards, RCM and the assets of UATG. As a result, the Company's post-reorganization financial statements have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. For financial reporting purposes, the inception date of the Reorganized Company (as defined below) is deemed to have occurred on January 24, 2002. As such, operating results and financial position for periods subsequent to January 24, 2002 are herein referred to as the "Reorganized Company" and for all periods ending on or prior to January 24, 2002 as the "Predecessor Company." The Company's 2003 financial statements include information reflecting the results of operations of Hoyts for all periods subsequent to its acquisition by the Company on March 28, 2003.

        The Company has prepared the unaudited condensed consolidated balance sheet as of September 25, 2003 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an audited annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 26, 2002 information is derived from the audited consolidated financial statements included in Regal Cinemas' Annual Report on Form 10-K filed on March 26, 2003 with the Securities and Exchange Commission (File No. 333-87930) for the Company's fiscal year ended December 26, 2002. Users should read the unaudited condensed consolidated financial statements included herein in conjunction with the consolidated financial statements and notes thereto included in the Company's audited consolidated financial statements. The results of operations for the thirteen weeks and thirty-nine weeks ended September 25, 2003 are not necessarily indicative of the operating results that may be achieved for the full 2003 fiscal year.

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

        Following the acquisition, Hoyts became a wholly owned subsidiary of RCI and became a guarantor under the amended and restated Regal Cinemas senior credit facility and the Regal Cinemas 9 3/8% senior subordinated notes. As a result of RCI being under common control with Hoyts, the transaction was accounted for as a contribution of Hoyts to RCI by REG, at REG's historical cost basis of Hoyts, in a manner similar to a pooling of interests. Accordingly, the 2003 unaudited condensed consolidated statements of operations presented herein reflect the results of operations of Hoyts from March 28, 2003.

        The following is a summary of the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition: current assets ($1.1 million), buildings, leasehold improvements and equipment ($200.2 million), goodwill ($0.9 million), deferred income tax asset ($33.0 million), other assets ($0.2 million), current liabilities ($22.0 million), and other liabilities ($0.3 million).

        The following unaudited pro forma results of operations for all periods presented assume the Hoyts acquisition occurred as of the beginning of the respective periods. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated, or which may occur in the future. Pro forma results for the quarter ended September 25, 2003 are not presented below because the Hoyts results are included in the September 25, 2003 statement of operations for the entire quarterly period.

	Thirteen weeks ended September 26, 2002 (Reorganized Company)	Thirty-nine weeks ended September 25, 2003 (Reorganized Company)	Thirty-five weeks ended September 26, 2002 (Reorganized Company)	Four weeks ended January 24, 2002 (Predecessor Company)
	(In millions)
Revenues	$526.3	$1,602.7	$1,401.5	$123.5
Operating income	79.6	250.0	215.0	24.1
Net income	38.4	121.4	103.3	422.1

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

4.     LONG-TERM OBLIGATIONS

        Long-term obligations at September 25, 2003 and December 26, 2002 consist of the following (in millions):

	September 25, 2003	December 26, 2002
Regal Cinemas Senior Credit Facility	$523.1	$219.4
Regal Cinemas 9 3/8% Senior Subordinated Notes	350.0	350.0
Lease financing arrangements, 11.5%, maturing in various installments through 2021	96.5	97.8
Capital lease obligations	23.4	1.5
Other	2.9	3.2

Total long-term obligations	995.9	671.9
Less current maturities	(30.6)	(16.5)

Total long-term obligations, net	$965.3	$655.4

        Amended and Restated Regal Cinemas Senior Credit Facility—On August 27, 2003, Regal Cinemas entered into a new term loan facility ("New Term Loan D") under the third amended and restated credit agreement of Regal Cinemas (a copy of which is incorporated by reference herein as Exhibit 4.1 to Regal Entertainment Group's Form 10-Q for the fiscal quarter ended September 25, 2003) for approximately $523.1 million to refinance, at a more favorable interest rate, the aggregate outstanding principal amount under the former Term Loan C and Term Loan D facilities. The amortization schedule under the New Term Loan D is equal to the sum of the scheduled quarterly amortization payments under the former Term Loan C and Term Loan D facilities. The New Term Loan D facility amortizes at a rate of 5.2% per annum for the first three years of the loan, with the remaining 84.4% of principal becoming due in years four through six of the loan, maturing June 30, 2009. The borrowings outstanding under the New Term Loan D facility currently bear interest of approximately 3.6%. The New Term Loan D facility is guaranteed by substantially all direct and indirect subsidiaries of Regal Cinemas and by substantially all real and personal property of Regal Cinemas and its subsidiaries, as set forth in the third amended and restated credit agreement. The third amended and restated credit agreement carries identical covenants to those in the Regal Cinemas credit agreement that was amended and restated. A summary description of the covenants and other provisions of the credit agreement is included in "Management's Discussion and Analysis of Financial Condition and results of Operations—Liquidity and Capital Resources—Regal Cinemas Senior Credit Facility" and Note 6 to our audited consolidated financial statements included in our 2002 Annual Report on Form 10-K. The summary description is qualified in its entirety to the full text of the third amended and restated credit agreement of Regal Cinemas incorporated by reference herein as Exhibit 4.1.

        As of September 25, 2003, Regal Cinemas had $145 million available under its undrawn senior revolving credit facility. Regal Cinemas also maintains letters of credit of $30 million (of which approximately $15.9 million was outstanding as of September 25, 2003), which reduces the availability under its senior revolving credit facility.

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

5.     INCOME TAXES

        The provision for income taxes of $27.6 million and $22.5 million for the thirteen weeks ended September 25, 2003 and September 26, 2002 reflect effective tax rates of approximately 40.1% and 39.9%, respectively. The provision for income taxes of $78.3 million and $62.6 million for the thirty-nine weeks ended September 25, 2003 and the thirty-five weeks ended September 26, 2002 reflect effective tax rates of approximately 39.8% and 40.5%, respectively. No benefit for income taxes was recorded for the four weeks ended January 24, 2002 because the Company recorded an offsetting valuation allowance against the resulting deferred tax asset, as it was more likely than not that such deferred tax assets would not be realized.

        For federal income tax purposes, the Company has carryover tax basis in certain assets acquired in the Hoyts acquisition described in Note 3. Such acquired entities had net operating loss carryforwards totaling approximately $155.4 million as of the date of acquisition. Pursuant to certain Internal Revenue Code limitations, the Company's allowable annual deduction with respect to the Hoyts' net operating loss carryforwards is limited to approximately $8.6 million. The Company recorded deferred tax assets in the amount of approximately $33.0 million, net of a valuation allowance of approximately $14.7 million, in connection with the Hoyts acquisition.

        In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets of approximately $19.8 million and $5.1 million at September 25, 2003 and December 26, 2002, respectively, as management believes it more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance at September 25, 2003 and December 26, 2002 relates to pre-acquisition deferred tax assets of Edwards and Hoyts. Accordingly, future reductions in the valuation allowance will reduce goodwill related to such acquisitions.

6.     CAPITAL STOCK AND STOCK-BASED COMPENSATION

  Capital Stock

        As of September 25, 2003, the Company's authorized capital stock consisted of:

  •
  25,000,000 shares of common stock, par value $0.001 per share; and

  •
  5,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of common stock, 7,500,000 shares were issued and outstanding as of September 25, 2003, all of which are held by REH. Of the authorized shares of the preferred stock, no shares are issued and outstanding as of September 25, 2003. The Company may issue the preferred shares from time to time in such series having such designated preferences and rights, qualifications and limitations as the Board of Directors may determine.

  Stock-based Compensation

        On July 1, 2003, REG paid an extraordinary cash dividend of $5.05 per share of REG Class A and Class B common stock to stockholders of record on June 20, 2003. In connection with the extraordinary cash dividend, and pursuant to the antidilution adjustment terms of the REG 2002 Stock Incentive Plan (which includes certain employees of Regal Cinemas), the exercise price and the number of shares subject to option held by the Company's option holders were adjusted pursuant to the antidilution adjustment terms of the 2002 Stock Incentive Plan to restore their economic position to that existing immediately before the extraordinary dividend. The number of options reserved for issuance under the plan were also adjusted. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of underlying shares as a result of the extraordinary cash dividend as the (1) the aggregate intrinsic value of the awards immediately after the dividend transaction was not greater than the aggregate intrinsic value of the awards immediately before the dividend transaction and (2) the ratio of the exercise price per share to the market value per share was not reduced.

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

	Thirteen weeks ended September 25, 2003 (Reorganized Company)	Thirteen weeks ended September 26, 2002 (Reorganized Company)	Thirty-nine weeks ended September 25, 2003 (Reorganized Company)	Thirty-five weeks ended September 26, 2002 (Reorganized Company)	Four weeks ended January 24, 2002 (Predecessor Company)
Net income, as reported:	$41.3	$33.9	$118.2	$91.8	$420.8
Less: additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.4)	(0.6)	(1.2)	(1.6)	(0.1)

Pro forma net income	$40.9	$33.3	$117.0	$90.2	$420.7

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

        RCI and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At September 25, 2003, approximately $3.6 million of remaining claims related to RCI's and Edwards' bankruptcy proceedings are recorded in the Company's September 25, 2003 unaudited condensed consolidated balance sheet as "Bankruptcy Related Liabilities and Claims." In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent the RCI claims are allowed by the Bankruptcy Court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas'

revolving credit facility. To the extent the Edwards claims are allowed by the California Bankruptcy Court, they will be funded from restricted cash that has been set aside, cash on hand, cash from operations and, if the allowed claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of these claims will depend upon the resolution of these claims.

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

        On August 13, 2003, the United States Court of Appeals for the Ninth Circuit reversed the United States District Court for the District of Oregon's award of summary judgment in favor of our subsidiaries identified below with respect to an American Disabilities Act ("ADA") claim on appeal before it. The law suit was originally filed in the district court on April 11, 2000 by the Oregon Paralyzed Veterans of America, Kathy Stewmon, Tina Smith and Kathy Braddy against Regal Cinemas, Inc. and Eastgate Theatre Inc. dba Act III Theatre, Inc. The plaintiffs alleged that the "stadium seating" plans in six of the defendants' movie theatres violate the ADA, the related regulations of the Department of Justice, and Oregon's public accommodations statute. The plaintiffs also claimed negligence in the design, construction, and operation of the stadium-riser theatres, seeking for their claims declaratory and injunctive relief, compensatory and punitive damages, damages for negligence and attorneys' fees and costs.

        The only claim that survived on appeal was the ADA claim, which was reversed and remanded by the appellate court to the district court with instructions to enter summary judgment in favor of the plaintiffs (other than Oregon Paralyzed Veterans of America, which did not join in the appeal). The ADA claim was based upon the defendants' alleged failure to provide persons in wheelchairs seating arrangements with "lines of sight comparable to those for members of the general public" because the wheelchair accessible seating was located only in the first few rows, most often on the sloped floor portion, of the stadium-style theatres. The appellate court held that the Department of Justice's interpretation of "lines of sight comparable to those for members of the general public" to require a viewing angle for wheelchair seating within the range of angles offered to the general public in stadium-style seats is valid and entitled to deference. The appellate court did not address specific changes, if any, that might be required to bring the stadium-style theatres into compliance with the ADA, and its decision conflicts with a recent decision, based upon substantially similar facts, of the United States Court of Appeals for the Fifth Circuit captioned Lara v. Cinemark USA, Inc. We believe we are in compliance with the ADA regulation and as such have appealed the Ninth Circuit's decision to the Supreme Court of the United States.

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

  Management Agreements

        RCI manages the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement. During the thirteen weeks and thirty-nine weeks ended September 25, 2003, RCI recorded management fee revenues of approximately $2.5 million and $8.9 million related to this arrangement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of operations as a component of "Other Operating Revenues."

  Other Transactions

        During the thirteen weeks ended September 25, 2003, RCM incurred approximately $593,000 of expenses payable to an Anschutz affiliate for telecommunication services. Additionally, RCM has recorded revenue of $108,000 from certain affiliates of Anschutz and Oaktree's Principal Activities Group related to marketing and business meeting services provided by RCM to these affiliates.

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

        Effective December 27, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring"). Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities for interim or annual periods ending after December 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation is not expected to have a material impact on the Company's financial position or results of operations.

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

SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS No. 150 did not have a material impact on its financial position, cash flows or results of operations.

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

Overview

        We are a leading domestic motion picture exhibitor and operate the largest theatre circuit in the United States, based on the number of screens operated. We conduct our operations primarily through our subsidiaries: RCI; Edwards; RCM; Hoyts; and UATG.

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

        The Company's 2002 statements of operations include information reflecting the four week period ended January 24, 2002 (pre-reorganization) and the thirty-five week period ended September 26, 2002 (post-reorganization), which includes the results of operations of Edwards and the assets of UATG from January 24, 2002 and of RCM from February 21, 2002, the deemed dates at which Anschutz initially held common control in RCI, Edwards, RCM and the assets of UATG. As a result, the Company's post-reorganization statements of operations have not been prepared on a consistent basis with the pre-reorganization statements of operations and are not comparable in all respects to the statements of operations prior to the reorganization. For financial reporting purposes, the inception date of the Reorganized Company is deemed to have occurred on January 24, 2002. As such, operating results and financial position for periods subsequent to January 24, 2002 are herein referred to as the "Reorganized Company" and for all periods ending on or prior to January 24, 2002 as the "Predecessor Company." The Company's 2003 statements of operations include information reflecting the results of operations of Hoyts for all periods subsequent to its acquisition by the Company on March 28, 2003.

        In order to provide a meaningful basis of comparing the thirty-nine weeks ended September 25, 2003 and September 26, 2002 for purposes of the following tables and discussion, the operating results of the Reorganized Company for the thirty-five weeks September 26, 2002, which includes the results of operations of Edwards and UATG for the period from January 24, 2002 to September 26, 2002 and RCM for the period from February 21, 2002 to September 26, 2002, have been combined with the operating results of the Predecessor Company for the four weeks ended January 24, 2002 (collectively, the "Combined Company") and are compared to the thirty-nine weeks ended September 25, 2003. Depreciation, amortization and certain other line items included in the operating results of the Combined Company are not comparable between periods as the four weeks ended January 24, 2002 of the Predecessor Company do not include the effects of fresh-start and purchase accounting adjustments. The combining of reorganized and predecessor periods is not in accordance with accounting principles generally accepted in the United States of America.

        The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in Regal Cinemas' consolidated statements of operations:

	Reorganized Company Thirteen Weeks Ended September 25, 2003	Reorganized Company Thirteen Weeks Ended September 26, 2002	Reorganized Company Thirty-nine Weeks Ended September 25, 2003	Combined Company Thirty-nine Weeks Ended September 26, 2002
Revenues:
Admissions	67.1%	67.8%	67.5%	68.2%
Concessions	25.2	27.6	25.8	27.8
Other operating revenues	7.7	4.6	6.7	4.0

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.7	36.3	36.5	36.8
Cost of concessions	3.7	3.9	3.7	4.0
Rent expense	9.3	9.2	9.3	9.0
Other operating expenses	25.8	25.1	25.4	24.0
General and administrative	2.9	3.2	2.8	3.2
Merger and restructuring expenses and amortization of deferred stock compensation	0.1	0.5	0.2	0.9
Depreciation and amortization	6.6	6.7	6.6	6.4
Loss (gain) on disposal and impairment of operating assets	(0.1)	0.1	(0.2)	—

Total operating expenses	84.0%	85.0%	84.3%	84.3%

Operating income	16.0%	15.0%	15.7%	15.7%

Results of Operations for the thirteen weeks and thirty-nine weeks ended September 25, 2003 and September 26, 2002

        The following table summarizes certain revenues and revenue-related data for the thirteen weeks ended September 25, 2003 ("Q3 2003 period"), the thirteen weeks ended September 26, 2002 ("Q3

2002 period"), the thirty-nine weeks ended September 25, 2003 ("Fiscal 2003 period") and the thirty-nine weeks ended September 26, 2002 ("Fiscal 2002 period") (in millions, except average prices):

Total Revenues

	Reorganized Company Q3 2003 period	Reorganized Company Q3 2002 period	Reorganized Company Fiscal 2003 period	Combined Company Fiscal 2002 period
Admissions	$366.5	$323.7	$1,051.7	$939.6
Concessions	137.8	131.7	401.5	383.1
Other operating revenues	42.3	22.1	105.1	54.5

Total revenues	$546.6	$477.5	$1,558.3	$1,377.2
Attendance	57.1	53.8	165.6	157.9
Average ticket price	$6.42	$6.02	$6.35	$5.95
Average concession per patron	$2.41	$2.45	$2.42	$2.43

Admissions

        Total admissions revenues increased $42.8 million, or 13.2%, to $366.5 million for the Q3 2003 period, from $323.7 million for the Q3 2002 period. The increase in admissions revenues in the Q3 2003 period compared to Q3 2002 period was primarily attributable to a 6.6% increase in ticket prices coupled with a 6.1% increase in attendance. The increase in attendance during the Q3 2003 period was principally due to the inclusion of Hoyts from March 28, 2003.

        Total admissions revenues increased $112.1 million, or 11.9%, to $1,051.7 million for the Fiscal 2003 period, from $939.6 million for the Fiscal 2002 period. The increase in admissions revenues in the Fiscal 2003 period compared to the Fiscal 2002 period was primarily attributable to a 6.7% increase in ticket prices and a 4.9% increase in attendance, which is principally related to the inclusion of Hoyts from March 28, 2003 and a full thirty-nine weeks of operations of Edwards during the Fiscal 2003 period.

Concessions

        Total concessions revenues increased $6.1 million, or 4.6%, to $137.8 million for the Q3 2003 period, from $131.7 million for the Q3 2002 period. The increase in concessions revenues in the Q3 2003 period compared to the Q3 2002 period was due to a 6.1% increase in attendance as a result of the inclusion of Hoyts from March 28, 2003, partially offset by a 1.6% decrease in average concessions per patron.

        Total concessions revenues increased $18.4 million, or 4.8%, to $401.5 million for the Fiscal 2003 period, from $383.1 million for the Fiscal 2002 period. The increase in concessions revenues in the Fiscal 2003 period compared to the Fiscal 2002 period was due to a 4.9% increase in attendance which is primarily attributable the inclusion of Edwards' operations for a full thirty-nine weeks in 2003 and Hoyts from March 28, 2003.

Other Operating Revenues

        Total other operating revenues increased $20.2 million, or 91.4%, to $42.3 million for the Q3 2003 period, from $22.1 million for the Q3 2002 period. Total other operating revenues increased $50.6 million, or 92.8%, to $105.1 million for the Fiscal 2003 period, from $54.5 million for the Fiscal 2002 period. Included in other operating revenues are on-screen advertising revenues, meetings and events and other marketing revenues from certain of the Company's vendor marketing programs. The increase in other operating revenues was primarily attributable to the inclusion of Hoyts from March 28, 2003, increases in advertising and meetings revenues generated by Regal CineMedia and, to a lesser extent, increases in the Company's revenues from vendor marketing programs during the Q3 2003 and Fiscal 2003 periods.

Operating Expenses

        The following table summarizes certain theatre operating expenses for the Q3 2003, Fiscal 2003, Q3 2002 and Fiscal 2002 periods (dollars in millions):

	Reorganized Company Q3 2003 period		Reorganized Company Q3 2002 period		Reorganized Company Fiscal 2003 period		Combined Company Fiscal 2002 period
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	195.4	53.3	173.5	53.6	569.4	54.1	506.5	53.9
Cost of concessions(2)	20.1	14.6	18.6	14.1	56.9	14.2	55.1	14.4
Rent expense(3)	51.1	9.3	43.8	9.2	144.6	9.3	124.3	9.0
Other operating expenses(3)	140.8	25.8	120.0	25.1	395.2	25.4	330.6	24.0
General and administrative expenses(3)	15.6	2.9	15.3	3.2	43.9	2.8	44.0	3.2

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

        Film rental and advertising costs increased $21.9 million, or 12.6%, to $195.4 million in the Q3 2003 period, from $173.5 million in the Q3 2002 period. Film rental and advertising costs as a percentage of admissions revenues decreased to 53.3% during the Q3 2003 period from 53.6% during Q3 2002 period. Such decrease was primarily attributable to product mix. Film rental and advertising costs increased $62.9 million, or 12.4%, to $569.4 million in the Fiscal 2003 period, from $506.5 million in the Fiscal 2002 period. Film rental and advertising costs as a percentage of admissions revenues increased slightly to 54.1% in the Fiscal 2003 period as compared to 53.9% in the Fiscal 2002 period. The increase in film rental and advertising costs during the Q3 2003 and Fiscal 2003 periods was primarily attributable to the inclusion of Hoyts from March 28, 2003 and a full thirty-nine weeks of operations of Edwards for the Fiscal 2003 period.

Cost of Concessions

        Cost of concessions increased $1.5 million, or 8.1%, to $20.1 million in the Q3 2003 period, from $18.6 million in the Q3 2002 period. Cost of concessions as a percentage of concessions revenues increased to 14.6% in the Q3 2003 period as compared to 14.1% in the Q3 2002 period. Cost of concessions increased $1.8 million, or 3.3%, to $56.9 million in the Fiscal 2003 period, from $55.1 million in the Fiscal 2002 period. Cost of concessions as a percentage of concessions revenues decreased to 14.2% in the Fiscal 2003 period as compared to 14.4% in the Fiscal 2002 period. The increase in the cost of concessions during the Q3 2003 period was primarily due to changes in product mix during the period. The decrease in the cost of concessions in the Fiscal 2003 period is primarily attributable to the realization of operating efficiencies realized through the 2002 integration of Regal Cinemas and Edwards.

Rent Expense

        Rent expense increased $7.3 million, or 16.7%, to $51.1 million in the Q3 2003 period from $43.8 million in the Q3 2002 period. Rent expense as a percentage of total revenues was 9.3% and 9.2% for the Q3 2003 and Q3 2002 periods, respectively. Rent expense increased $20.3 million, or

16.3%, to $144.6 million in the Fiscal 2003 period from $124.3 million in the Fiscal 2002 period. Rent expense as a percentage of total revenues was 9.3% and 9.0% for the Fiscal 2003 and 2002 periods, respectively. The increase in rent expense in the Q3 2003 and Fiscal 2003 periods was primarily attributable to the inclusion of Hoyts from March 28, 2003, coupled with marginal increases in rent at expanded locations.

Other Operating Expenses

        Other operating expenses increased $20.8 million, or 17.3%, to $140.8 million in the Q3 2003 period, from $120.0 million in the Q3 2002 period. Other operating expenses as a percentage of total revenues increased to 25.8% in the Q3 2003 period as compared to 25.1% in the Q3 2002 period. Other operating expenses increased $64.6 million, or 19.5%, to $395.2 million in the Fiscal 2003 period, from $330.6 million in the Fiscal 2002 period. Other operating expenses as a percentage of total revenues rose to 25.4% in the Fiscal 2003 period as compared to 24.0% in the Fiscal 2002 period. The increase in total other operating expenses in the Q3 2003 and Fiscal 2003 periods was primarily attributable to incremental costs associated with the inclusion of Hoyts from March 28, 2003 and a full thirty-nine weeks of operations of Edwards and Regal CineMedia for the Fiscal 2003 period coupled with incremental expenses associated with Regal CineMedia, which began substantive operations in the second quarter of 2002. Such increases are partially offset by operating efficiencies realized through the 2002 integration of Regal Cinemas and Edwards.

General and Administrative Expenses

        General and administrative expenses increased $0.3 million, or 2.0%, to $15.6 million during the Q3 2003 period, from $15.3 million in the Q3 2002 period. As a percentage of total revenues, general and administrative expenses were approximately 2.9% and 3.2% in the Q3 2003 and Q3 2002 periods, respectively. General and administrative expenses decreased $0.1 million, or 0.2%, to $43.9 million during the Fiscal 2003 period, from $44.0 million in the Fiscal 2002 period. As a percentage of total revenues, general and administrative expenses were approximately 2.8% and 3.2% in the Fiscal 2003 and Fiscal 2002 periods, respectively. The decrease in general and administrative expenses as a percentage of total revenues during the Q3 2003 and Fiscal 2003 periods was primarily attributable to operating efficiencies realized through the 2002 integration of Regal Cinemas and Edwards.

Depreciation and Amortization

        Depreciation and amortization increased $3.9 million, or 12.1%, to $36.0 million in the Q3 2003 period, from $32.1 million in the Q3 2002 period. Depreciation and amortization increased $14.6 million, or 16.6%, to $102.3 million in the Fiscal 2003 period, from $87.7 million in the Fiscal 2002 period. The increase in depreciation and amortization during the Q3 2003 and Fiscal 2003 periods is primarily due to the inclusion of Hoyts from March 28, 2003 and a full thirty-nine weeks of operations of Edwards and Regal CineMedia for the Fiscal 2003 period.

Operating Income

        Operating income totaled approximately $87.4 million for the Q3 2003 period. The reported operating income for the Q3 2003 period represents an increase of $15.9 million, or 22.2%, from operating income of $71.5 million in the Q3 2002 period. Operating income totaled approximately $244.0 million for the Fiscal 2003 period, which represents an increase of $28.0 million, or 13.0%, from $216.0 in the Fiscal 2002 period. The increase in operating income during the Q3 2003 and Fiscal 2003 periods is primarily attributable to the growth in total revenues related to the inclusion of Hoyts from March 28, 2003 coupled with the realized benefits of the 2002 integration of Edwards and Regal Cinemas. The increase in operating income during the Q3 2003 and Fiscal 2003 periods was also attributable to a reduction of merger and restructuring expenses, partially offset by increases in certain other operating expense items described in previous sections.

Interest Expense

        Interest expense increased $3.9 million, or 26.0%, to $18.9 million in the Q3 2003 period, from $15.0 million in the Q3 2002 period. Interest expense increased $0.3 million, or 0.6%, to $48.7 million in the Fiscal 2003 period, from $48.4 million in the Fiscal 2002 period. The increase in interest expense in the Q3 2003 period is attributable to additional borrowings under the amended and restated Regal Cinemas senior credit facility related to the purchase of UATG during the second quarter of 2003.

Income Taxes

        The provision for income taxes of $27.6 million and $22.5 million for the Q3 2003 and Q3 2002 periods reflect effective tax rates of approximately 40.1% and 39.9%, respectively. The provision for income taxes of $78.3 million and $62.6 million for the Fiscal 2003 period and the thirty-five weeks ended September 26, 2002 reflect effective tax rates of approximately 39.8% and 40.5%, respectively. No benefit for income taxes was recorded for the four weeks ended January 24, 2002 because the Company recorded an offsetting valuation allowance against the resulting deferred tax asset, as it was more likely than not that such deferred tax assets would not be realized.

Net Income

        Net income totaled $41.3 million for the Q3 2003 period. The reported net income for the Q3 2003 period represents an increase of $7.4 million or 21.8% from net income of $33.9 million in the Q3 2002 period. Net income totaled $118.2 million for the Fiscal 2003 period, which represents a decrease of $394.4 million from net income of $512.6 in the Fiscal 2002 period. The Fiscal 2002 period included a $661.9 million gain on extinguishment of debt related to the RCI restructuring.

Changes in Cash Flows

        Cash flows generated from operating activities were approximately $245.4 million for the Fiscal 2003 period compared to approximately $187.6 million for the Fiscal 2002 period. The increase was attributable to a full thirty-nine weeks of operations of Edwards and Regal CineMedia in 2003 and the inclusion of Hoyts from March 28, 2003 coupled with certain increases in non cash items and working capital items. Cash flows used in investing activities increased by $513.7 million during the Fiscal 2003 period and is primarily attributable to the second quarter 2003 purchase of Hoyts and UATG coupled with increased capital expenditures as a result of a full thirty-nine weeks of operations for Edwards during 2003 and Hoyts from March 28, 2003. Cash flows provided by financing activities were approximately $272.2 million for the Fiscal 2003 period compared to cash flows used in financing activities of approximately $242.8 million for the Fiscal 2002 period. The increase in cash flows provided by financing activities was primarily attributable to additional borrowings under the amended and restated Regal Cinemas senior credit facility related to the purchase of UATG during the second quarter of 2003.

Liquidity and Capital Resources

        The Company conducts its operations through its subsidiaries: RCI; Edwards; RCM; Hoyts; and UATG. The Company expects its primary uses of cash to be for operating expenses and general corporate purposes related to corporate operations. The Company's principal sources of liquidity are from its operating subsidiaries. In the Company's operating subsidiaries, principal uses of cash will be for operating expenses, capital expenditures, and debt service. The principal sources of liquidity for the

Company's subsidiaries are cash generated from their operations, cash on hand and the revolving credit facilities provided for under Regal Cinemas' third amended and restated credit agreement.

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

        The Company funds the cost of its operating subsidiaries' capital expenditures through internally generated cash flow, cash on hand and financing activities. The Company's capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. The Company intends to continue to grow its theatre circuit through selective expansion and acquisition opportunities. The Company currently expects capital expenditures for theatre development, replacement, expansion, upgrading, and maintenance to be in the range of $60 million to $70 million in 2003. In addition to capital expenditures associated with its theatre operations, the Company expects to incur capital expenditures of approximately $50 million in connection with RCM during 2003. The Company anticipates a significant portion of the RCM capital expenditures to be made in connection with the development and deployment of its digital content network to provide advertising and promotional services and to distribute various forms of digital programming. For the Fiscal 2003 period, the Company invested an aggregate of approximately $95.0 million in capital expenditures.

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

        On June 6, 2003, RCI acquired all of the outstanding capital stock of UATG from REH, consisting of 438 screens in 46 leased theatres, certain fee properties and certain other assets under construction, for an estimated cash purchase price of approximately $311.4 million. The Company borrowed an additional $315.0 million under the amended and restated Regal Cinemas senior credit facility to fund the purchase price. See Note 4—"Long-Term Obligations" for further description of Regal Cinemas' third amended and restated credit agreement.

        As of September 25, 2003, Regal Cinemas had $145 million available under its undrawn senior revolving credit facility, $523.1 million outstanding under its senior secured term loan and $350 million principal amount of 9 3/8% senior subordinated notes due 2012. Regal Cinemas also maintains letters of credit of $30 million as of September 25, 2003 (of which approximately $15.9 million was outstanding as of September 25, 2003), which reduces the availability under its senior revolving credit facility.

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of September 25, 2003, the Company's estimated contractual cash obligations and commercial commitments over the next several years are as follows (in millions):

	Payments Due by Period
	Total	Current	2-3 Years	4-5 Years	After 5 Years
Contractual Cash Obligations
Long-term debt	$873.1	$27.0	$54.0	$205.8	$586.3
Lease financing arrangements	96.5	2.0	5.3	7.0	82.2
Bankruptcy claims and liabilities	3.6	3.6
Capital leases	23.4	0.9	1.8	3.3	17.4
Other long term obligations	2.9	0.7	1.3	0.2	0.7
Operating leases	2,936.4	195.8	381.2	375.8	1,983.6

Total contractual cash obligations	$3,935.9	$230.0	$443.6	$592.1	$2,670.2

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	2-3 Years	4-5 Years	After 5 Years
Other Commercial Commitments
Total commercial commitments(1)	$145.0	—	—	—	$145.0

(1)
As of September 25, 2003, Regal Cinemas had $145 million available under its undrawn senior revolving credit facility. Regal Cinemas also maintain letters of credit of $30 million (of which approximately $15.9 million was outstanding as of September 25, 2003), which reduces the availability under its senior revolving credit facility.

        The Company believes that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under its revolving credit facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for at least 12 months.

  Bankruptcy Claims

        RCI and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At September 25, 2003, Regal Cinemas had accrued approximately $3.6 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent these claims are allowed by the applicable bankruptcy court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility. In addition to these sources of funding, with respect to allowed Edwards claims, they may also be funded from restricted cash that has been set aside, and, if the allowed Edwards claims exceed $55 million, from contributions by Anschutz and Oaktree's Principal Activities Group. The timing of payment on these claims will depend upon the resolution of these claims. See also Note 7—"Contingencies" to the accompanying unaudited condensed consolidated financial statements.

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

        Effective December 27, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in EITF Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring"). Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities for interim or annual periods ending after December 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation is not expected to have a material impact on the Company's financial position or results of operations.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS No. 150 did not have a material impact on its financial position, cash flows or results of operations.

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its and its wholly owned subsidiaries' debt obligations that bear interest based on floating rates. The third amended and restated credit agreement provides for variable rate interest that could be adversely affected by an increase in interest rates. As of September 25, 2003, term borrowings of $523.1 million under the third amended and restated credit agreement were outstanding. Borrowings under this facility bear interest, at the Company's option, at either a base rate (which is the higher of the prime rate of British Banking Association's or the federal funds rate plus 0.5%) or the Eurodollar rate plus, in each case, an applicable margin. The applicable margin can range from 1.50% to 3.25% for the revolving credit facility and 2.25% to 2.50% for the term loan facility. The borrowings outstanding under the New Term Loan D facility currently bear interest of approximately 3.6%. A one-half percent rise in the interest rate on the Company's variable rate indebtedness held at September 25, 2003, would have increased reported interest expense by approximately $654,000 for the quarter ended September 25, 2003.

Item 4.
CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 25, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 25, 2003, our disclosure controls and procedures were effective.

        There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS

        Pursuant to the introductory instruction to Part II (Other Information) of Form 10-Q, the information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 7 (Contingencies) of our notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this report on Form 10-Q.

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

Exhibit No.	Exhibit Description
4.1	Third Amendment to Amended and Restated Credit Agreement, dated as of August 27, 2003, among Regal Cinemas, RCI, the several lenders from time to time parties thereto, and Lehman Commercial Paper Inc., as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Syndication Agent, Sole Advisor, Sole Lead Arranger and Sole Book Manager (incorporated by reference to exhibit 4.1 to REG's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended September 25, 2003)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal Cinemas
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal Cinemas

  (b)
  Current Reports on Form 8-K filed during our second fiscal quarter of 2003:

      None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL CINEMAS CORPORATION
Date: November 10, 2003	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer
Date: November 10, 2003	By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer (Principal Financial Officer)

REGAL CINEMAS CORPORATION
Exhibit Index

Exhibit No.	Exhibit Description
4.1	Third Amendment to Amended and Restated Credit Agreement, dated as of August 27, 2003, among Regal Cinemas, RCI, the several lenders from time to time parties thereto, and Lehman Commercial Paper Inc., as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Syndication Agent, Sole Advisor, Sole Lead Arranger and Sole Book Manager (incorporated by reference to exhibit 4.1 to REG's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended September 25, 2003)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal Cinemas
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal Cinemas