Form 10-K
period 2004-01-01
REGAL CINEMAS CORP
filed 2004-03-31
CIK 1172371

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2004

Commission file number: 333-87930

Regal Cinemas Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware State or Other Jurisdiction of Incorporation or Organization)	02-0624987 (Internal Revenue Service Employer Identification Number)
7132 Regal Lane, Knoxville, TN (Address of Principal Executive Offices)	37918 (Zip Code)

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

        The registrant is a wholly owned subsidiary of Regal Entertainment Group. As of June 26, 2003, there were no shares of voting or non-voting common equity held by non-affiliates of the registrant.

        Common Stock—7,500,000 shares outstanding at March 31, 2004.

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
PART II
Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview and Basis of Presentation
Results of Operations
Liquidity and Capital Resources
Contractual Cash Obligations and Commitments
Critical Accounting Estimates
Quarterly Results
Inflation
Seasonality
Recent Accounting Pronouncements
Forward-looking Statements
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9A. CONTROLS AND PROCEDURES
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

REGAL CINEMAS CORPORATION

PART I

        The information in this Form 10-K contains certain forward-looking statements, including statements related to trends in the Company's business. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in "Business" as well as those discussed elsewhere in this Form 10-K.

Item 1. BUSINESS

THE COMPANY

        Regal Cinemas Corporation, a Delaware corporation organized on January 29, 2002 ("we," "us," "our," the "Company" or "Regal Cinemas"), is the parent company of Regal Cinemas, Inc. ("RCI") and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Regal CineMedia Corporation ("RCM"), Hoyts Cinemas Corporation ("Hoyts"), and United Artists Theatre Group LLC ("UATG"). The terms RCI, Edwards, RCM, Hoyts and UATG shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities.

        As described in Note 1 to the consolidated financial statements included in Part II, Item 8, of this Form 10-K, which is incorporated herein by reference, on January 29, 2002, RCI became a wholly owned subsidiary of Regal Cinemas when The Anschutz Corporation and its subsidiaries ("Anschutz") and the other shareholders of RCI exchanged their common stock of RCI for an aggregate of 7,500,000 shares of common stock of Regal Cinemas. Regal Cinemas was formed for the primary purpose of becoming a borrower under the senior credit facilities described below and the issuer of the $200 million of 9 3/8% senior subordinated notes due 2012 issued upon RCI's emergence from bankruptcy.

        Each of the theatre circuits operated by RCI and Edwards emerged from bankruptcy reorganization under Chapter 11 of Title 11 of the United States Code prior to the Company's acquisition of such entities. For a detailed discussion of these bankruptcy proceedings, see Notes 1 and 8 to the accompanying consolidated financial statements.

        We became a wholly owned subsidiary of Regal Entertainment Group ("REG") on April 12, 2002 in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary Regal Entertainment Holdings, Inc. ("REH"), also acquired Edwards and RCM. REG is controlled by Anschutz, which controlled each of us, Edwards and RCM prior to REG's acquisition of us and them in the exchange transaction. Following the exchange transaction, RCI acquired Edwards, RCM, Hoyts and UATG from REH or REG in a series of transactions discussed in Note 4 to the accompanying consolidated financial statements. The Company manages its business under one reportable segment—theatre exhibition operations.

        Our Internet address is www.regalcinemas.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, are available free of charge on our Internet website under the heading "Investor Relations" as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

DESCRIPTION OF BUSINESS

Overview

        Regal Cinemas operates the largest and most geographically diverse theatre circuit in the United States, consisting of 5,110 screens in 430 theatres in 37 states as of January 1, 2004, with over

225 million annual attendees for the fifty-three week fiscal year ended January 1, 2004. In addition, Regal Cinemas operates 935 screens in 120 theatres for United Artists Theatre Circuit, Inc. ("United Artists"), a subsidiary of REG, pursuant to a management agreement. The Company's geographically diverse circuit includes theatres in 9 of the top 10 and 43 of the top 50 U.S. designated market areas, which includes locations in suburban growth areas. The Company primarily operates multi-screen theatres and has an average of 11.9 screens per location, which is well above the 2003 average of 5.9 screens per location for the North American motion picture exhibition industry. The Company develops, acquires and operates multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the U.S. The Company seeks to locate each theatre where it will be the sole or leading exhibitor within a particular geographic film-licensing zone. Management believes that at January 1, 2004, approximately 86.9% of our screens were located in film licensing zones in which we are the sole exhibitor. RCM focuses exclusively on the expansion of ancillary businesses, such as advertising, and the creation of new complementary business lines that leverage the Company's existing asset and customer bases. The Company believes the size, reach and quality of its theatre circuit provide an exceptional platform to realize economies of scale in its theatre operations and capitalize on RCM's ancillary revenue opportunities. RCM has developed our Regal Digital Content NetworkSM ("DCN"), the largest digital video and communications network in the world.

INDUSTRY OVERVIEW

        The domestic motion picture exhibition industry has historically maintained steady growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 6% and annual attendance grew to approximately 1.6 billion attendees in 2003. The industry has been relatively unaffected by downturns in the economic cycle, with total box office revenues and attendance growing in three of the last five recessions. For example, 2003 was a steady year for the film exhibition industry in which total box office revenues of $9.5 billion approximated that of a record 2002, while attendance declined by approximately 4% to 1.6 billion attendees.

        During the late 1990's, however, the domestic motion picture exhibition industry underwent a period of extraordinary new theatre construction and the upgrade of older theatres. From 1996 to 1999, the number of screens increased at a compound annual growth rate of approximately 8%, which was more than double the industry's screen growth rate of approximately 3.5% from 1965 to 1995. The aggressive building strategies undertaken by exhibitors resulted in intensified competition in once stable markets and rendered many older theatres obsolete more rapidly than anticipated. This effect, together with the fact that many older theatres were under long-term, non-cancelable leases, created an oversupply of screens, which caused both attendance per screen and revenue and operating income per screen to decline. Most major exhibitors used extensive debt financing to fund their expansion efforts and experienced significant financial challenges in 1999 and 2000.

        In 2000 and 2001, substantially all of the major exhibitors of motion pictures reduced their expansion plans and implemented screen rationalization plans to close under-performing theatres. During this period, the number of screens declined by approximately 1,800, the first screen decline since 1963. This screen count rationalization has benefited exhibitors as many patrons of closed theatres have migrated to remaining theatres, thereby increasing industry-wide attendance per screen and operating efficiencies.

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

INDUSTRY TRENDS

        We believe that the U.S. motion picture exhibition industry will benefit from the following trends:

        Increased Marketing of New Releases by Studios.    Movie studios have increased marketing expenditures per new film at a compound annual growth rate of approximately 12% from 2000 to 2003. Because domestic movie theatres are the primary distribution channel for domestic film releases, the theatrical success of a film is often the most important factor in establishing its value in other film distribution channels, including home video, cable television, broadcast television and international releases. We believe that movie studios have placed an increased emphasis on theatrical success because these secondary distribution channels represent important and growing sources of additional revenues.

        Affordable and Attractive Form of Entertainment.    We believe that patrons are attending movies more frequently because movie-going is convenient, affordable and attractively priced relative to other forms of out-of-home entertainment. The average price per patron continues to compare favorably to other out-of-home entertainment alternatives such as concerts and sporting events. Since 1993, average movie ticket prices have increased at a compound annual growth rate of only 3%, while ticket prices for professional sporting events and concerts have increased at approximately three times that rate. Over the same time period, per capita movie attendance has grown from 4.8 to 5.4 times per year.

        Modern Facilities Lower Future Capital Requirements.    We believe that the modern, 10 to 18 screen megaplex theatre is the appropriate facility for most markets. Over the last several years, major exhibitors have spent substantial capital upgrading their asset bases, including the development of the megaplex format and introducing enhanced amenities such as stadium seating and digital sound. Given the substantial capital spent on theatre circuit expansion and facilities upgrades, we believe that major exhibitors have reduced their capital spending for new theatre construction or further upgrades.

        Increasing Appeal of a Diversity of Films.    Box office revenues are increasingly diversified among a number of strong movies rather than concentrated on a few major "hits." This increased appeal in the breadth of films benefits exhibitors by expanding the demographic base of moviegoers and generating greater attendance at a wider variety of movies as opposed to attracting patrons to only a few major releases.

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

THEATRE OPERATIONS

        We operate the largest theatre circuit in the United States with 5,110 screens in 430 theatres in 37 states as of January 1, 2004. We operate theatres in 9 of the top 10 and 43 of the top 50 U.S. designated market areas, which include locations in suburban growth areas. We target prime locations with excellent access to large, high patron-traffic areas. We operate our theatre circuit using our Regal Cinemas, Edwards and United Artists brands through our wholly owned subsidiaries, RCI, Edwards, Hoyts and UATG.

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

        The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state as of January 1, 2004:

State	Locations	Number of Screens	State	Locations	Number of Screens
California	68	827	Idaho	7	63
Florida	42	601	Indiana	5	63
New York	33	399	North Carolina	6	61
Washington	37	329	New Mexico	7	52
Ohio	25	296	New Hampshire	5	46
Virginia	22	253	Alaska	5	43
Georgia	15	223	Maine	4	38
Oregon	25	208	Minnesota	2	36
Pennsylvania	18	247	Missouri	2	36
Texas	14	204	Delaware	2	33
Tennessee	13	154	Connecticut	3	31
New Jersey	9	121	Oklahoma	2	26
Alabama	9	118	West Virginia	2	22
Massachusetts	10	110	Louisiana	2	20
South Carolina	8	89	Arkansas	1	16
Nevada	6	84	Kentucky	1	16
Colorado	8	82	Wisconsin	1	16
Maryland	6	72	Michigan	1	8
Illinois	4	67

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

REGAL CINEMEDIA OPERATIONS

        RCM focuses on the expansion of ancillary businesses, such as advertising, and the creation of new complementary business lines that utilize our existing theatre operating personnel and leverage our existing asset and customer bases. We have committed resources and dedicated a management team with experience in these new business areas to focus exclusively on these opportunities and on emerging digital distribution and other technologies. Business focus areas include in-theatre advertising, business meetings, and non-feature film content distribution. We have invested in the equipment necessary to create our DCN, the largest digital in-theatre distribution and projection network in the world. While digital projection technologies required to display motion pictures in our theatres are not yet commercially viable, lower-cost digital video and communications technology is available to expand the revenue generating capabilities and opportunities. Through 2003, 4,711 screens within 394 theatres in 58 markets were deployed as part of this digital network of which 70 theatres and 612 screens are represented by United Artists. In addition, our DCN is connected to 1,230 plasma screens (of which 195 plasma screens are represented by United Artists) that have been installed in the lobbies and other high-traffic locations within these theatres to provide additional advertising reach and exposure. We intend to expand our DCN within REG to approximately 5,275 screens in 78 markets in approximately 430 theatres during 2004. Our total investment in our DCN is expected to be approximately $72.9 million, of which we have invested approximately $65.7 million as of January 1, 2004. We believe that this digital network is enabling us to more effectively capitalize on ancillary revenue opportunities.

        In-Theatre Advertising.    We believe that our theatres and DCN provide an attractive platform for advertisers by allowing them to target a large and desirable customer base and improve the efficiency and reduce the cost of in-theatre advertising. We believe on-screen and in-lobby advertising allows advertisers to achieve high impact appeal due to the captive nature of the movie audience and the sound and projection capabilities of our theatres. We have developed proprietary software to distribute digital advertising content to specific screens or markets throughout REG's consolidated theatre circuit. The addition of digital video and communications technologies has improved the quality of our on-screen advertising business and marketing and promotions business by replacing our slide projectors and 35mm "rolling stock" advertising and making the delivery of advertising more time and cost efficient for advertisers and by allowing for more targeted marketing. Prior to the deployment of our DCN, our in-theatre advertising programs consisted primarily of rolling stock (35mm) television commercials, lower quality intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling. With our DCN, the rolling stock commercials, intermission slides, and intermission music were replaced in February 2003 by a "digital pre-show" that we have branded "The 2wentySM". "The 2wenty" includes, in addition to 30 and 60 second high quality advertisements, segments of original entertaining and informative content provided by national media companies such as NBC, Turner Broadcasting, Universal Entertainment and Sony Pictures Entertainment (collectively, the "Content Partners"). In addition to the long-term marketing and programming relationships created with the Content Partners, we have strong business relationships with many national advertisers, such as the Coca-Cola Company and Masterfoods, with advertising agency groups, and with a leading Internet ticket provider, Fandango. Approximately 85% of the advertising revenues come from national advertisers, with the remainder coming from regional and local advertisers. Our advertising business generally generates attractive margins because it is able to demand attractive pricing and utilizes the DCN and our existing theatre assets and personnel.

        Regal CineMeetings and EventsSM. Our Regal CineMeetings and EventsSM business rents theatres on an individual or networked basis for seminars, corporate training, business meetings, church services, distance learning or business communication uses, product and customer research and other entertainment uses such as concerts and movie premieres. By utilizing our DCN and telephone networks, we can provide an interactive video conferencing network and two-way audio broadcasting and teleconferencing services. Theatre rentals allow us to utilize our assets more effectively during non-peak movie-going periods, including Monday through Thursday and Friday, Saturday, and Sunday mornings.

        Other Ancillary Business Opportunities.    We believe that we will generate additional revenues in the future as we continue to expand our ancillary business activities. These activities are currently focused on creating a new kind of national digital distribution network for the distribution of music, education, sports, entertainment and other forms of digital content to paying customers as well as for educational and promotional purposes. As the new programming "Channels" are developed they will be included as one of the product offerings of RCM. In addition, RCM will work closely with our theatre operations group to leverage new technologies to create a more interactive relationship with patrons, to improve the marketing information we provide advertisers and thus improve the local marketing of motion pictures and provide a better overall movie-going experience for our customers. As part of this effort, our frequent movie-goer program, the "Regal Crown ClubSM", was rolled out in all of our markets during 2003.

        Group Advance Ticket and Gift Certificate Sales.    Regal CineMedia manages the sale of our advance tickets sold to corporations and groups and the sale of gift certificates to individuals and groups. Cross-selling and bundling strategies across the advertising sales and other RCM sales groups and across various of the RCM product offerings provides many sales and operational cost benefits.

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

        The development of additional distribution channels has given motion picture producers the ability to generate a greater portion of a film's revenues through channels other than theatrical release. This increased revenue potential after a film's initial theatrical release has enabled major studios and some independent producers to increase the budgets for film production and advertising. The total cost of producing a film averaged approximately $63.8 million in 2003, compared with approximately $29.9 million in 1993, while the average cost to advertise and promote a film averaged approximately $39.0 million in 2003, compared with approximately $14.1 million in 1993.

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

        Film Rental Fees    Film licenses typically specify rental fees based on the higher of a gross receipts formula or a theatre admissions revenues formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentage declining over the term of the film's run. Under a theatre admissions revenues formula, the distributor receives a specified percentage of the excess of admissions revenues over a negotiated allowance for theatre expenses. Although not specifically contemplated by the provisions of film licenses, rental fees actually paid by us are in some circumstances adjusted subsequent to exhibition in relation to the commercial success of a film in a process known as "settlement."

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

CONCESSIONS

        In addition to box office admissions revenues, we generated approximately 25.6% of our total revenues from concessions sales during fiscal 2003. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and training employees to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. Our management negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

COMPETITION

        The motion picture industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

  •
  ability to secure favorable licensing terms;

  •
  seating capacity, availability of stadium seating, location and reputation of their theatres;

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

        In addition to the motion picture industry, we also operate in other industries as a result of our ancillary business activities. These industries currently include advertising services and business communications services. Our advertising services compete with other forms of marketing media, including television, radio and billboards, as well as advertising in shopping centers, airports, stadiums, supermarkets and public transportation, including taxis, trains and buses. While we believe that in-theatre advertising and promotions are becoming increasingly common and very effective, advertisers may choose alternative methods of conveying their messages. If this occurs, it may have an adverse effect on our ancillary business activities and may affect our results of operations.

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

        In addition, we seek to develop patron loyalty through a number of marketing programs such as free summer children's film series and cross-promotional ticket redemptions and promotions within local communities. We currently offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions. In addition, we have a frequent moviegoer loyalty program, named the Regal Crown Club, in all of our markets.

MANAGEMENT INFORMATION SYSTEMS

        We make extensive use of information technology in all areas of our business. We provide many ways for our customers to purchase tickets, ranging from the point of sale terminals in each theatre box office, to the self-service kiosks to Internet-based ticketing. We use our information technology systems to manage all aspects of our business. Our point of sale systems enable us to monitor cash transactions and detect fraud and concessions inventory shrinkage, while capturing information about sales and attendance needed for film booking and settlement. Our scheduling systems support the coordination needed to properly allocate our auditoriums between film showings and Regal CineMeetings events while also ensuring that each movie audience views the intended set of advertisements and newspaper advertisements provide the correct show starting times. Our continuing investment in information technology has enabled our management team to operate our theatres efficiently.

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

EMPLOYEES

        As of March 9, 2004, we employed approximately 22,941 persons. Some of our facilities employ union projectionists. The Company's expansion into new markets may increase the number of employees represented by unions. The Company considers its employee relations to be good.

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

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such non-compliance. United Artists and several of its subsidiaries and UATG are subject to a consent decree arising from a lawsuit captioned Connie Arnold et. al. v. United Artists Theatre Circuit, Inc. et. al. The plaintiffs alleged nationwide violations with the ADA for failure to remove barriers to access at existing theatres in a timely manner. In 1996, the parties involved in the case entered into a settlement agreement in which United Artists agreed to remove physical barriers to access at its theatres prior to July 2001. In January 2001, the settlement agreement was amended to, among other things, extend the completion date for barrier removal to July 2006 and require minimum expenditures of $250,000 a year for barrier removal.

        On August 13, 2003, the United States Court of Appeals for the Ninth Circuit reversed the United States District Court for the District of Oregon's award of summary judgment in favor of our subsidiaries identified below with respect to an ADA claim on appeal before it, and remanded the case to the district court with instructions to enter summary judgment in favor of the plaintiffs (other than Oregon Paralyzed Veterans of America, which did not join in the appeal). The lawsuit was originally filed in the district court on April 11, 2000 by the Oregon Paralyzed Veterans of America, Kathy Stewmon, Tina Smith and Kathy Braddy against Regal Cinemas, Inc. and Eastgate Theatre Inc. dba Act III Theatre, Inc. The plaintiffs alleged, among other things, that the "stadium seating" plans in six of the defendants' movie theatres violate the ADA and the related regulations of the Department of Justice. The appellate court did not address specific changes, if any, that might be required to bring the stadium-style theatres into compliance with its interpretation of the ADA, and its decision conflicts with a recent decision, based upon substantially similar facts, of the United States Court of Appeals for the Fifth Circuit captioned Lara v. Cinemark USA, Inc. We believe we are in compliance with the ADA regulation with respect to the subject theatres and as such have appealed the Ninth Circuit's decision to the Supreme Court of the United States. No decision has been made by the Supreme Court of the United States on whether or not it will hear our appeal. For additional discussion regarding this and other litigation involving our operations, see Note 8 to the accompanying consolidated financial statements.

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

Item 2. PROPERTIES

        As of January 1, 2004, we operated 357 of our theatres pursuant to lease agreements and owned the land and buildings for 73 theatres. For a January 1, 2004 list of the states in which we operated theatres and the number of theatres and screens operated in each such state, see the chart under "Business—Theatre Operations" above, which is incorporated herein by reference. The majority of our leased theatres are subject to lease agreements with original terms of 20 years or more and, in most cases, renewal options for up to an additional 10 years. These leases provide for minimum annual rentals and the renewal options generally provide for rent increases. Some leases require, under specified conditions, further rental payments based on a percentage of revenues above specified amounts. A majority of the leases are net leases, which require us to pay the cost of insurance, taxes and a portion of the lessor's operating costs. Our theatre operating corporate office is located in approximately 96,450 square feet of owned space in Knoxville, Tennessee. RCM's corporate office is located in approximately 47,500 square feet of space in Centennial, Colorado. We believe that these facilities are adequate for our operations.

Item 3. LEGAL PROCEEDINGS

        The information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained under the captions "Bankruptcy Claims" and "Other" in Note 8 (Commitments and Contingencies) of our notes to consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this report on Form 10-K.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter ended January 1, 2004.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for the Company's common stock. At March 31, 2004, there was one stockholder of record of our common stock. The third amended and restated senior credit agreement limits the Company's ability to pay dividends. See Note 6 to the accompanying financial statements included in Item 8 of this Form 10-K.

Item 6. SELECTED FINANCIAL DATA

        The selected historical consolidated financial data set forth below (except operating data) were derived from the consolidated financial statements of the Company. The post-reorganization consolidated financial statements, which reflect the application of reorganization and purchase accounting have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the consolidated financial statements prior to the reorganization. Accordingly, for periods prior to January 25, 2002, the assets and liabilities of Regal Cinemas and the related consolidated financial statements are referred to herein as "Predecessor Company," and for periods subsequent to January 24, 2002, the assets and liabilities of Regal Cinemas and the related consolidated financial statements are referred to herein as "Reorganized Company." The "Company" and "Regal Cinemas" refer to both Reorganized and Predecessor Company. The selected historical consolidated financial data (except operating data) as of and for the fifty-three weeks ended January 1, 2004, the forty-eight weeks ended December 26, 2002 and the four weeks ended January 24, 2002 were derived from the audited consolidated financial statements of Regal Cinemas and the notes thereto. The selected historical consolidated financial data as of and for the fiscal years ended December 27, 2001, December 28, 2000 and December 30, 1999 were derived from the audited consolidated financial statements of RCI and the notes thereto. Regal Cinemas was formed in January 2002 and therefore no historical financial data is available prior to that date. The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and

Results of Operations" and Regal Cinemas' consolidated financial statements and notes thereto included elsewhere in this document.

	Regal Cinemas Corporation (Reorganized Company)		Regal Cinemas Inc. (Predecessor Company)
	As of or for the Fifty-three Weeks Ended January 1, 2004 (1)	As of or for the Forty-eight Weeks Ended December 26, 2002	As of or for the Four Weeks Ended January 24, 2002	As of or for the Fiscal Year Ended December 27, 2001	As of or for the Fiscal Year Ended December 28, 2000	As of or for the Fiscal Year Ended December 30, 1999
Statement of Operations Data (in millions):
Revenues:
Admissions	$1,454.0	$1,177.8	$75.1	$799.8	$767.1	$690.5
Concessions	553.1	474.6	29.5	321.3	310.2	285.7
Other	151.0	90.2	3.7	44.5	53.4	60.9

Total revenues	2,158.1	1,742.6	108.3	1,165.6	1,030.7	1,037.1
Operating Expenses:
Film rental and advertising cost	784.9	641.5	38.1	432.4	421.6	384.9
Cost of concessions	79.5	68.0	4.3	47.2	49.0	44.3
Contractual rent	213.7	172.8	9.5	131.0	153.0	126.3
Straight-line adjustment	13.9	12.8	1.0	5.2	5.2	4.0
Other operating expenses	507.8	395.6	24.1	302.0	288.2	247.4
General and administrative expenses	58.1	57.0	2.6	31.6	32.7	32.1
Merger and restructuring expenses and amortization of deferred stock compensation	4.8	13.7	—	20.8	4.9	—
Depreciation and amortization	141.8	112.6	6.4	91.0	95.7	80.8
Theatre closing cost and (gain) loss on disposal of operating assets	(3.5)	2.6	0.1	33.5	76.7	21.1
Loss on impairment of assets	1.5	—	0.5	78.5	113.7	98.6

Total operating expenses	1,802.5	1,476.6	86.6	1,173.2	1,240.7	1,039.5

Income (loss) from operations	$355.6	$266.0	$21.7	$(7.6)	$(110.0)	$(2.4)

Net income (loss)	$175.2	$126.2	$420.8	$(171.5)	$(366.6)	$(88.5)

Operating Data:
Theatres at period end	430	384	302	304	391	430
Screens at period end	5,110	4,602	3,655	3,662	4,328	4,413
Average screens per theatre	11.9	12.0	12.1	12.0	11.1	10.3
Attendance (in millions)	228.4	199.0	13.2	142.3	143.1	141.0
Average ticket price	$6.37	$5.92	$5.69	$5.62	$5.36	$4.90
Average concessions per patron	2.42	2.38	2.23	2.26	2.17	2.03
Balance Sheet Data (in millions):
Cash and cash equivalents	$266.3	$178.7	$166.7	$237.7	$118.8	$40.6
Total assets	2,257.3	2,006.8	1,402.7	1,870.4	1,991.1	2,080.2
Total long term obligations	981.3	671.9	574.5	1,922.5	1,998.5	1,779.7
Shareholders' equity (deficit)	858.9	1,057.5	602.5	(423.9)	(252.4)	114.2

(1)
The fiscal year ended January 1, 2004 includes 53 weeks of operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Basis of Presentation

        We conduct our operations primarily through our subsidiaries: RCI; Edwards; RCM; Hoyts; and UATG. We operate the largest and most geographically diverse theatre circuit in the United States, consisting of 5,110 screens in 430 theatres in 37 states as of January 1, 2004, with over 225 million annual attendees for the fifty-three weeks ended January 1, 2004. In addition, we operate 935 screens in 120 theatres for United Artists pursuant to a management agreement. RCM focuses exclusively on the expansion of ancillary businesses, such as advertising, and the creation of new complementary business lines that leverage the Company's existing asset and customer bases. The Company believes the size, reach and quality of its theatre circuit provide an exceptional platform to realize economies of scale in its theatre operations and capitalize on RCM's ancillary revenue opportunities.

        We generate revenues primarily from admissions and concession sales. Additional revenues are generated by on-screen advertisements and rental of theatres for business meetings and other events by Regal CineMedia, vendor marketing programs and electronic video games located adjacent to the lobbies of certain of our theatres. Film rental costs depend on the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

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

        We became a wholly owned subsidiary of REG on April 12, 2002 in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary REH, also acquired Edwards and RCM. REG is controlled by Anschutz, which controlled each of us, Edwards and RCM prior to REG's acquisition of us and them in the exchange transaction. Following the exchange transaction, RCI acquired Edwards, RCM, Hoyts and UATG from REH or REG in a series of transactions discussed in Note 4—"Acquisitions" to the accompanying consolidated financial statements. Unless otherwise noted, the "Company" or "Regal Cinemas" refers to Regal Cinemas Corporation and its subsidiaries on a consolidated basis, which includes RCI, Edwards and the assets of UATG as of January 24, 2002 and RCM as of February 21, 2002, the deemed dates at which Anschutz initially held common control in RCI, Edwards, RCM and the assets of UATG, and includes Hoyts as of March 28, 2003, the date at which REG initially held common control in both RCI and Hoyts.

        The Company's combined 2002 statements of operations include information reflecting the four-week period ended January 24, 2002 (Predecessor Company) and the forty-eight week period ended December 26, 2002 (Reorganized Company). As a result, the Company's post-reorganization statements of operations have not been prepared on a consistent basis with the pre-reorganization consolidated financial statements and are not comparable in all respects to the consolidated financial statements prior to the reorganization and RCI's acquisition of Edwards. For financial reporting purposes, the inception date of the Reorganized Company is deemed to be January 24, 2002. As such, operating results and financial position for periods subsequent to January 24, 2002 are herein referred to as the "Reorganized Company" and for all periods ending on or prior to January 24, 2002 as the "Predecessor Company."

        In order to provide a meaningful basis of comparing the years ended January 1, 2004, December 26, 2002 and December 27, 2001 for purposes of the following tables and discussion under "Results of Operations" below, the operating results of the Reorganized Company for the forty-eight weeks ended December 26, 2002, which includes the results of operations of Edwards and UATG for the period from January 24, 2002 to December 26, 2002 and RCM for the period from February 21, 2002 to December 26, 2002, have been combined with the operating results of the Predecessor Company for the four weeks ended January 24, 2002 (collectively, the "Combined Company") ("Fiscal 2002 Period") and are compared to the fifty-three weeks ended January 1, 2004 ("Fiscal 2003 Period") and the year ended December 27, 2001 ("Fiscal 2001 Period"). Depreciation, amortization and certain other line items included in the operating results of the Combined Company are not comparable between periods as the four weeks ended January 24, 2002 of the Predecessor Company do not include the effects of fresh-start and purchase accounting adjustments. The combining of reorganized and predecessor periods is not in accordance with accounting principles generally accepted in the United States of America.

        For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business- Industry Trends" above and "Results of Operations" below.

Results of Operations

        The theatre exhibition industry fared better than expected against record 2002 box office results. Based on our results and our review of selected industry sources, we believe national box office revenues in calendar year 2003 approximated that of calendar year 2002. Management believes that 2003 box office results benefited from increased average ticket prices per patron, offset by a decline in national attendance. The increase in average ticket price per patron resulted from increases in ticket prices coupled with a favorable film product mix, which resulted in sales of a greater proportion of full-price tickets. Although the film mix favorably impacted average ticket prices per patron, it had a negative impact on concession revenue per patron. The fiscal 2003 film mix consisted of a higher proportion of R-rated and PG-13 rated films.

        Better than expected box office performance (consistent with industry trends), the acquisition of Hoyts, increases in RCM advertising and business meetings and events revenues, the impact of week fifty-three and the other factors described below led to the increases in the Company's total revenues, income from operations and net income. The additional week in fiscal 2003 is significant in that it was the week between Christmas and New Years Day, which is a traditionally high attendance week for the Company and the industry and accounted for approximately 3.9% of the Fiscal 2003 Period total attendance. Total revenues for the Fiscal 2003 Period were $2,158.1 million, a 16.6% increase compared to total revenues of $1,850.9 million for Fiscal 2002 Period. Income from operations for the Fiscal 2003 Period was $355.6 million, a 23.6% increase compared to income from operations of $287.7 million for Fiscal 2002 Period.     Net income decreased 68.0% to $175.2 million for fiscal 2003 compared to net income of $547.0 million in fiscal 2002. The Fiscal 2002 Period included a $661.9 million gain on extinguishment of debt related to the RCI restructuring. Excluding the effects of week fifty-three and the results of Hoyts, Fiscal 2003 Period total revenues, income from operations and net income would have increased (decreased) over the Fiscal 2002 Period by 3.8%, 3.3% and (74.2%), respectively.

        During the Fiscal 2003 Period, the Company made significant progress with its strategic initiatives:

  •
  We acquired certain Hoyts theatres (consisting of 50 theatres representing 534 screens) in the second quarter of 2003 for an aggregate purchase price of approximately $213.1 million. During 2003, Hoyts contributed approximately 16.1 million attendees or 7.0% to our total attendance. The acquisition of Hoyts provides solid evidence of our commitment to creating growth opportunities with a prudent acquisition strategy.

  •
  Also during the second quarter of 2003, we acquired all of the outstanding capital stock of UATG from REH, consisting of 438 screens in 46 leased theatres, certain fee properties and certain other assets under construction, for an aggregate cash purchase price of approximately $311.4 million. The Company borrowed an additional $315.0 million under the Regal Cinemas senior credit facility to fund the purchase price.

  •
  In addition to the Hoyts and UATG acquisition, we opened 4 theatres with 35 screens and closed 7 theaters with 61 screens, ending the Fiscal 2003 Period with 430 theaters and 5,110 screens. For the Fiscal 2003 Period, we invested approximately $93.8 million in capital expenditures to improve our theatre assets and strengthen our existing market position.

  •
  We continued to gain traction in our Regal CineMedia business and finished the Fiscal 2003 Period ahead of our revenue targets. We continued to expand our DCN and invested approximately $42.7 million in capital expenditures during the Fiscal 2003 Period.

  •
  We continued to operate the Company with a focus on increasing cash flow from operations and operating margins. During the Fiscal 2003 Period, our net cash provided by operating activities increased 51.1% and we achieved a 90 basis point improvement in our operating margins. Our focus on maximizing operating efficiencies through the integration of Regal Cinemas, United Artists and Edwards and the acquisition of Hoyts and UATG, the growth of revenues in RCM and controlling expenses where possible contributed to the cash flow and operating margin expansion.

        We remain optimistic regarding the 2004 film slate and share the view of a number of film studio executives who believe the industry is poised to benefit from another year of solid box office performance. Evidenced by the film studios' continued efforts to promote and market upcoming film releases, 2004 appears to be another year of an extended film release calendar consisting of high-profile releases such as The Passion of the Christ as well as a few key sequels, such as Harry Potter and the Prisoner of Azkaban, Shrek 2 and Spiderman 2. As a result of the breadth of the anticipated 2004 film product, the Company anticipates a slight increase in industry attendance for the 2004 calendar year as compared to the 2003 calendar year coupled with modest increases in ticket prices and concession revenues per patron.

        We intend to grow our theatre circuit through selective expansion and through acquisition opportunities. With respect to capital expenditures, due in part to the timing of certain construction projects, we expect theatre capital expenditures to be in the range of $115 million to $120 million for fiscal 2004, consisting of new theatre development, expansion of existing theatre facilities, upgrades and maintenance. In addition, we are forecasting approximately $15 to $20 million of RCM capital expenditures.

        We will continue to focus on a simple business strategy including continued evaluation of acquisition opportunities to selectively consolidate a fragmented industry, enhancement of attractive business opportunities through RCM and continued pursuit of a growth strategy that will provide incremental returns on our assets. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in this Form 10-K.

        The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of operations and other statistical data for the Fiscal 2003 Period, Fiscal 2002 Period and Fiscal 2001 Period (dollars and attendance in millions, except average ticket prices and average concession per patron):

	(Reorganized Company) Fiscal 2003 Period(6)		(Combined Company) Fiscal 2002 Period		(Predecessor Company) Fiscal 2001 Period		Percentage Increase (decrease) in Dollar Amounts
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2003 vs. 2002	2002 vs. 2001
Revenues:
Admissions	$1,454.0	67.4%	$1,252.9	67.7%	$799.8	68.6%	16.1	56.7
Concessions	553.1	25.6	504.1	27.2	321.3	27.6	9.7	56.9
Other operating revenues	151.0	7.0	93.9	5.1	44.5	3.8	60.8	*

Total Revenues	2,158.1	100.0	1,850.9	100.0	1,165.6	100.0	16.6	58.8
Operating Expenses:
Film rental and advertising costs(1)	784.9	54.0	679.6	54.2	432.4	54.1	15.5	57.2
Cost of concessions(2)	79.5	14.4	72.3	14.3	47.2	14.7	10.0	53.2
Contractual rent(3)	213.7	9.9	182.3	9.8	131.0	11.2	17.2	44.2
Straight-line rent adjustment(3)	13.9	0.6	13.8	0.7	5.2	0.4	0.7	40.8
Other operating expense(3)	507.8	23.5	419.7	22.7	302.0	25.9	21.0	39.0
General and administrative expense(3)	58.1	2.7	59.6	3.2	31.6	2.7	(2.5)	88.6
Depreciation and amortization(3)	141.8	6.6	119.0	6.4	91.0	7.8	19.2	30.8
Merger and restructuring expenses and amortization of deferred stock compensation(3)	4.8	0.2	13.7	0.7	20.8	1.8	(65.0)	(34.1)
Theatre closing costs and net loss (gain) on disposal and impairment of operating assets(3)	(2.0)	(0.1)	3.2	0.2	112.0	9.6	*	(97.1)

Total operating expenses(3)	1,802.5	83.5	1,563.2	84.5	1,173.2	100.7	15.3	33.2

Income (loss) from operations(3)	355.6	16.5	287.7	15.5	(7.6)	(0.7)	23.6	*
Interest expense(3)	67.4	3.1	63.6	3.4	174.2	14.9	6.0	63.5
Provision for income taxes(3)	114.5	5.3	84.8	4.6	—	—	35.0	*
Net income (loss)(3)	175.2	8.1	547.0	29.6	(171.5)	(14.7)	(68.0)	*
Attendance	228.4		208.5		142.3		(6.0)
Average ticket price(4)	$6.37		$6.01		$5.62		—
Average concession per patron(5)	$2.42		$2.42		$2.26

*
Not meaningful.

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

(4)
Calculated as admissions revenue/attendance.

(5)
Calculated as concessions revenue/attendance.

(6)
The Fiscal 2003 Period includes 53 weeks of operations.

Fiscal 2003 Period Compared to Fiscal 2002 Period Compared to Fiscal 2001 Period

  Admissions

        Total admissions revenues increased $201.1 million, or 16.1%, to $1,454.0 million for the Fiscal 2003 Period, from $1,252.9 million for the Fiscal 2002 Period. The increase in admissions revenues in the Fiscal 2003 Period compared to the Fiscal 2002 Period was primarily attributable to a 9.5% increase in attendance, which is principally related to a full year of operations of Edwards and UATG during the Fiscal 2003 Period, the inclusion of Hoyts from March 28, 2003 and the impact of the 53rd week of operations, partially offset by the net closure of 26 screens during the Fiscal 2003 Period. These box office results were favorably impacted by a 6.0% increase in average ticket prices, which reflected actual price increases and the impact of a favorable film product mix.

        Total admissions revenues increased $453.1 million, or 56.7%, to $1,252.9 million for the Fiscal 2002 Period, from $799.8 million for the Fiscal 2001 Period. The increase in admissions revenues in the Fiscal 2002 Period compared to the Fiscal 2001 Period was primarily attributable to a 6.9% increase in ticket prices coupled with a 46.5% increase in attendance, which is principally related to the inclusion of Edwards and UATG from January 24, 2002.

  Concessions

        Total concessions revenues increased $49.0 million, or 9.7%, to $553.1 million for the Fiscal 2003 Period, from $504.1 million for the Fiscal 2002 Period. The increase in concessions revenues in the Fiscal 2003 Period compared to the Fiscal 2002 Period was due to a 9.5% increase in attendance. Despite modest concession price increases, concession revenue per patron for the Fiscal 2003 Period remained the same as that of the Fiscal 2002 Period. This was primarily attributable to film product mix, which was comprised of a higher proportion of R-rated and PG-13 rated films. These films typically result in lower concession revenue per patron.

        Total concessions revenues increased $182.8 million, or 56.9%, to $504.1 million for the Fiscal 2002 Period from $321.3 million for the Fiscal 2001 Period. The increase in concessions revenues for the Fiscal 2002 Period compared to the Fiscal 2001 Period was due to a 7.1% increase in average concession per patron, coupled with a 46.5% increase in attendance, which is principally related to the inclusion of Edwards and UATG from January 24, 2002. Additionally, the mix of film product during the Fiscal 2002 Period consisted of a higher percentage of family films, which typically generate higher concessions per patron.

  Other Operating Revenues

        Total other operating revenues increased $57.1 million, or 60.8%, to $151.0 million for the Fiscal 2003 Period, from $93.9 million for the Fiscal 2002 Period. Included in other operating revenues are on-screen advertising revenues, meetings and events, marketing revenues from our vendor marketing programs, game revenues and our management fees from United Artists. The increase in other operating revenues was primarily attributable to increases in advertising and meetings revenues generated by Regal CineMedia, the inclusion of Hoyts from March 28, 2003 and, to a lesser extent, increases in our revenues from vendor marketing programs during the Fiscal 2003 Period.

        Total other operating revenues increased $49.4 million to $93.9 million for the Fiscal 2002 Period from $44.5 million for the Fiscal 2001 Period. The increase in other operating revenues in the Fiscal 2002 Period compared to the Fiscal 2001 Period is primarily attributable to the inclusion of Edwards and UATG from January 24, 2002 and RCM from February 21, 2002 and management fee income from United Artists.

  Film Rental and Advertising Costs

        Film rental and advertising costs increased $105.3 million, or 15.5%, to $784.9 million in the Fiscal 2003 Period, from $679.6 million in the Fiscal 2002 Period. Film rental and advertising costs as a percentage of admissions revenues decreased slightly to 54.0% in the Fiscal 2003 Period as compared to 54.2% in the Fiscal 2002 Period as a result of a decline in advertising expense and a lower percentage of box office revenues being derived from higher grossing films. The increase in film rental and advertising costs during the Fiscal 2003 Period was primarily attributable to a full year of operations of Edwards and UATG during the Fiscal 2003 Period, the inclusion of Hoyts from March 28, 2003 and the impact of the 53rd week of operations during the Fiscal 2003 Period.

        Film rental and advertising costs increased $247.2 million, or 57.2%, to $679.6 million in the Fiscal 2002 Period from $432.4 million in the Fiscal 2001 Period. Film rental and advertising costs as a percentage of admissions revenues increased slightly to 54.2% in the Fiscal 2002 Period from 54.1% in the Fiscal 2001 Period. The increase in film rental and advertising costs in the Fiscal 2002 Period was primarily attributable to the inclusion of Edwards and UATG from January 24, 2002, coupled with higher box office revenues, which translated into higher film rental costs.

  Cost of Concessions

        Cost of concessions increased $7.2 million, or 10.0%, to $79.5 million in the Fiscal 2003 Period, from $72.3 million in the Fiscal 2002 Period. Cost of concessions as a percentage of concessions revenues increased to 14.4% in the Fiscal 2003 Period as compared to 14.3% in the Fiscal 2002 Period. The increase in the cost of concessions Fiscal 2003 Period was primarily attributable to product mix, partially offset by the realization of operating efficiencies realized through the 2002 integration of Regal Cinemas and Edwards.

        Cost of concessions increased $25.1 million, or 53.2%, to $72.3 million in the Fiscal 2002 Period from $47.2 million in the Fiscal 2001 Period. The decrease in the cost of concessions as a percentage of concessions revenues in the Fiscal 2002 Period compared to the Fiscal 2001 Period is primarily attributable to the realization of operating efficiencies realized through the integration of Edwards and RCI in the Fiscal 2002 Period.

  Rent Expense

        Rent expense increased $31.4 million, or 17.2%, to $213.7 million in the Fiscal 2003 Period from $182.3 million in the Fiscal 2002 Period. Rent expense as a percentage of total revenues was 9.9% and 9.8% for the Fiscal 2003 and Fiscal 2002 Periods, respectively. The increase in rent expense in the Fiscal 2003 Period was primarily attributable to a full year of operations of Edwards and UATG during the Fiscal 2003 Period and the inclusion of Hoyts from March 28, 2003, coupled with marginal increases in rent at expanded locations.

        Rent expense increased $55.9 million, or 44.2%, to $182.3 million in the Fiscal 2002 Period from $126.4 million in the Fiscal 2001 Period. Rent expense as a percentage of total revenues was 9.8% and 10.8% for the Fiscal 2002 and Fiscal 2001 Periods, respectively. The increase in rent expense in the Fiscal 2002 Period was primarily attributable to the inclusion of Edwards and UATG from January 24, 2002. The decrease in rent expense as a percentage of total revenues in the Fiscal 2002 Period was primarily attributable to declines in rent associated with the closure of certain under-performing theatres in the Fiscal 2001 Period.

  Other Operating Expenses

        Other operating expenses increased $88.1 million, or 21.0%, to $507.8 million in the Fiscal 2003 Period, from $419.7 million in the Fiscal 2002 Period. Other operating expenses as a percentage of total revenues rose to 23.5% in the Fiscal 2003 Period as compared to 22.7% in the Fiscal 2002 Period. The increase in total other operating expenses in the Fiscal 2003 Period was primarily attributable to incremental costs associated with the inclusion of Hoyts from March 28, 2003, the impact of the 53rd week of operations and a full year of operations of Edwards, UATG and Regal CineMedia during the Fiscal 2003 Period coupled with incremental expenses associated with Regal CineMedia, which began substantive operations in the second fiscal quarter of 2002. Such increases are partially offset by operating efficiencies realized through the 2002 integration of Regal Cinemas and Edwards.

        Other operating expenses increased $117.7 million, or 39.0%, to $419.7 million in the Fiscal 2002 Period from $302.0 million in the Fiscal 2001 Period. Other operating expenses as a percentage of total revenues decreased to 22.7% in the Fiscal 2002 Period from 25.9% in the Fiscal 2001 Period. The decrease in other operating expenses as a percentage of total revenues in the Fiscal 2002 Period was primarily attributable to declines in occupancy costs associated with the closure of certain under-performing theatres in 2001 coupled with operating efficiencies realized through the integration of Edwards and RCI in the Fiscal 2002 Period.

  General and Administrative Expenses

        General and administrative expenses decreased $1.5 million, or 2.5%, to $58.1 million during the Fiscal 2003 Period, from $59.6 million in the Fiscal 2002 Period. As a percentage of total revenues, general and administrative expenses were approximately 2.7% and 3.2% in the Fiscal 2003 and Fiscal 2002 Periods, respectively. The decrease in general and administrative expenses as a percentage of total revenues during the Fiscal 2003 Period was primarily attributable to operating efficiencies realized through the 2002 integration of Regal Cinemas and Edwards, coupled with an increase in total revenues.

        General and administrative expenses increased $28.0 million or 88.6%, to $59.6 million in the Fiscal 2002 Period from $31.6 million in the Fiscal 2001 Period. As a percentage of total revenues, general and administrative expenses increased to 3.2% in the Fiscal 2002 Period from 2.7% in the Fiscal 2001 Period. The increase during the Fiscal 2002 Period in general and administrative expense was primarily attributable to higher staffing levels maintained during the Fiscal 2002 Period and other costs associated with the integration of RCI, Edwards and RCM.

  Depreciation and Amortization

        Depreciation and amortization increased $22.8 million, or 19.2%, to $141.8 million in the Fiscal 2003 Period, from $119.0 million in the Fiscal 2002 Period. The increase in depreciation and amortization during the Fiscal 2003 Period is primarily due to a full year of operations of Edwards, UATG and Regal CineMedia during the Fiscal 2003 Period and the inclusion of Hoyts from March 28, 2003.

        Depreciation and amortization increased $28.0 million, or 30.8%, to $119.0 million in the Fiscal 2002 Period from $91.0 million in the Fiscal 2001 Period. The increase during the Fiscal 2002 Period in depreciation and amortization is due to the inclusion of Edwards, UATG and RCM, offset by the closure of certain under-performing theatres and write down of property and equipment associated with RCI's reorganization, and the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which resulted in the Company no longer amortizing goodwill.

  Merger and Restructuring Expenses and Amortization of Deferred Stock Compensation

        Merger and restructuring expenses and amortization of deferred stock compensation decreased $8.9 million, or 65.0%, to $4.8 million in the Fiscal 2003 Period from $13.7 million in the Fiscal 2002 Period. The decrease in merger and restructuring expenses in the Fiscal 2003 Period as compared to the Fiscal 2002 Period is due primarily to higher legal and professional fees incurred during the Fiscal 2002 Period associated with Regal Cinemas Inc.'s Chapter 11 bankruptcy reorganization. RCI emerged from bankruptcy on January 29, 2002.

        Merger and restructuring expenses and amortization of deferred stock compensation decreased $7.1 million, or 34.1%, to $13.7 million in the Fiscal 2002 Period from $20.8 million in the Fiscal 2001 Period. The increase in merger and restructuring expenses in the Fiscal 2001 Period as compared to the Fiscal 2002 Period is due primarily to legal and professional fees associated with Regal Cinemas Inc.'s Chapter 11 bankruptcy reorganization.

  Theatre Closing Costs and Loss (Gain) on Disposal and Impairment of Operating Assets

        Theatre closing costs and loss (gain) on disposal and impairment of operating assets decreased $5.2 million to ($2.0) million in the Fiscal 2003 Period from $3.2 million in the Fiscal 2002 Period. Theatre closing costs and loss (gain) on disposal of operating assets decreased $108.8 million to $3.2 million in the Fiscal 2002 Period from $112.0 million in the Fiscal 2001 Period. The increase in theatre closing costs and loss on disposal of operating assets during the Fiscal 2001 Period as compared to the Fiscal 2002 Period is due to expenses associated with the closure of under-performing theatres.

  Income (Loss) From Operations

        Income from operations totaled approximately $355.6 million for the Fiscal 2003 Period, which represents an increase of $67.9 million, or 23.6%, from $287.7 million in the Fiscal 2002 Period. The increase in operating income during the Fiscal 2003 Period is primarily attributable to the growth in total revenues related to the inclusion of Edwards, UATG and RCM for a full year during the Fiscal 2003 Period, the inclusion of Hoyts from March 28, 2003 and the impact of the 53rd week of operations during the Fiscal 2003 Period, coupled with the realized benefits of the 2002 integration of Edwards and Regal Cinemas. The increase in operating income during the Fiscal 2003 Period was also attributable to a reduction of merger and restructuring expenses, partially offset by increases in certain other operating expense items described in previous sections.

        Income from operations increased $295.3 million to $287.7 million in the Fiscal 2002 Period from a loss from operations of $7.6 million in the Fiscal 2001 Period. Income (loss) from operations as a percentage of total revenues increased to 15.5% during the Fiscal 2002 Period as compared to (0.7%) in the Fiscal 2001 Period.

  Interest Expense

        Interest expense increased $3.8 million, or 6.0%, to $67.4 million in the Fiscal 2003 Period, from $63.6 million in the Fiscal 2002 Period. The increase in interest expense in the Fiscal 2003 Period is attributable to additional borrowings under the amended and restated Regal Cinemas senior credit facility related to the purchase of UATG during the second fiscal quarter of 2003.

        Interest expense decreased $110.6 million, or 63.5%, to $63.6 million in the Fiscal 2002 Period from $174.2 million in the Fiscal 2001 Period. The decrease in interest expense in the Fiscal 2002 Period is due to RCI's debt restructuring associated with its Chapter 11 bankruptcy filing, coupled with lower average outstanding interest rates on our new outstanding debt.

  Income Taxes

        The provision for income taxes of $114.5 million for the Fiscal 2003 Period reflects an effective tax rate of approximately 39.5%. The provision for income taxes of $84.8 million for the forty-eight weeks ended December 26, 2002 reflects an effective tax rate of approximately 40.2%. No benefit for income taxes was recorded for the four weeks ended January 24, 2002 or for the Fiscal 2001 Period because we recorded an offsetting valuation allowance against the resulting deferred tax assets, as it was more likely than not that such deferred tax assets would not be realized. Accordingly, the effective tax rate for the four weeks ended January 24, 2002 and the Fiscal 2001 Period was 0%.

  Net Income/(Loss)

        Net income totaled $175.2 million for the Fiscal 2003 Period, which represents a decrease of $371.8 million from net income of $547.0 million in the Fiscal 2002 Period. The Fiscal 2002 Period included a $661.9 million gain on extinguishment of debt related to the RCI restructuring. Net income increased $718.5 million to $547.0 million in the Fiscal 2002 Period from a net loss of $171.5 million for the Fiscal 2001 Period.

  Cash Flows

        The following table summarizes certain cash flow data for the Fiscal 2003, 2002 and 2001 Periods:

	Fiscal 2003 Period	Fiscal 2002 Period	Fiscal 2001 Period
	(in millions)
Net cash provided by operating activities	$462.3	$306.0	$152.0
Net cash used in investing activities	(588.5)	(91.1)	(23.2)
Net cash provided by (used in) financing activities	213.8	(252.6)	(9.9)
Cash used in reorganization	—	(21.3)	—

Net increase (decrease) in cash and cash equivalents	$87.6	$(59.0)	$118.9

  Fiscal 2003 Period Compared to Fiscal 2002 Period

        Net cash provided by operating activities was approximately $462.3 million for the Fiscal 2003 Period compared to approximately $306.0 million for the Fiscal 2002 Period. The net increase was attributable to an increase in net income of $49.0 million, which is attributable to a full year of operations of Edwards, UATG and RCM in 2003, the inclusion of Hoyts from March 28, 2003 and the impact of the 53rd week of operations during the Fiscal 2003 Period, coupled with certain increases in various components of current liabilities, partially offset by a net decrease in non-cash items (primarily deferred income taxes). Cash flows used in investing activities increased by $497.4 million during the Fiscal 2003 Period and is primarily attributable to the second quarter 2003 acquisitions of Hoyts and UATG, coupled with increased capital expenditures as a result of a full year of operations for Edwards and RCM during the Fiscal 2003 Period and the inclusion of Hoyts from March 28, 2003. Cash flows provided by financing activities were approximately $213.8 million for the Fiscal 2003 Period compared to cash flows used in financing activities of approximately $252.6 million for the Fiscal 2002 Period. The increase in cash flows provided by financing activities was primarily attributable to additional borrowings under the third amended and restated Regal Cinemas senior credit facility related to the purchase of UATG in the second quarter of the Fiscal 2003 Period and a reduction in the payment of RCI and Edwards bankruptcy claims during the Fiscal 2003 Period.

  Fiscal 2002 Period Compared to Fiscal 2001 Period

        Net cash provided by operating activities was approximately $306.0 million for the Fiscal 2002 Period compared to approximately $152.0 million for the Fiscal 2001 Period. The increase was attributable to an increase in net income due to the acquisitions of Edwards and RCM during 2002 and RCI's debt restructuring associated with its Chapter 11 bankruptcy filing, coupled with certain increases in non-cash (principally depreciation and amortization and deferred income taxes) and certain working capital items. Cash flows used in investing activities increased by $67.9 million during the Fiscal 2002 Period and is primarily attributable to increased capital expenditures as a result of the acquisition of Edwards and the initial deployment of our DCN during the Fiscal 2002 Period. Cash flows used in financing activities were approximately $252.6 million for the Fiscal 2002 Period compared to cash flows used in financing activities of approximately $9.9 million for the Fiscal 2001 Period. The increase in cash flows used in financing activities was primarily related to cash used to redeem Edwards preferred stock and other Edwards debt obligations during the second quarter of the Fiscal 2002 Period and the payment of bankruptcy claims and other obligations associated with RCI's and Edwards' bankruptcy filings.

Liquidity and Capital Resources

        We expect our primary uses of cash to be for operating expenses, general corporate purposes related to our corporate operations and debt service. Our principal sources of liquidity are from our operating subsidiaries. Our operating subsidiaries' principal uses of cash will be for operating expenses, capital expenditures, and debt service. The principal sources of liquidity for our subsidiaries are cash generated from operations, cash on hand and the revolving credit facilities provided for under the Regal Cinemas' third amended and restated credit agreement.

        Our revenues are generally collected in cash through admissions and concessions revenues. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company's concessions are generally paid to vendors approximately 30 days from purchase. Our current liabilities generally include items that will become due within twelve months and, as a result, at any given time, our balance sheet is likely to reflect a working capital deficit.

        We fund the cost of our operating subsidiaries' capital expenditures through internally generated cash flow, cash on hand and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre openings, adding new screens to existing theatres, development of our DCN, upgrading the Company's theatre facilities and replacing equipment. We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. We currently expect capital expenditures for theatre development, replacement, expansion, upgrading and maintenance to be in the range of $115 million to $120 million in fiscal 2004. In addition to capital expenditures associated with our theatre operations, we expect to incur capital expenditures of approximately $15 million to $20 million in connection with RCM during fiscal 2004. RCM capital expenditures will be made in connection with the deployment of our DCN to provide advertising and promotional services and digital distribution content capabilities to additional markets coupled with expenditures for other in-lobby advertising and promotional initiatives. During the Fiscal 2003 Period, we invested an aggregate of approximately $136.5 million in capital expenditures.

        On March 28, 2003, RCI acquired all of the outstanding capital stock of Hoyts from REG for a purchase price of approximately $213.1 million. The purchase price includes cash of approximately $188.1 million, and the assumption of certain capital lease and other obligations with a fair value of approximately $25.0 million. The acquired Hoyts theatre assets is comprised of a total of 50 theatres and 534 screens located in 10 states in the Northeastern United States.

        On June 6, 2003, RCI acquired all of the outstanding capital stock of UATG from REH, consisting of 438 screens in 46 leased theatres, certain fee properties and certain other assets under construction, for an estimated cash purchase price of approximately $311.4 million. The Company borrowed an additional $315.0 million under the Regal Cinemas senior credit facility to fund the purchase price. See Note 6—"Long-Term Obligations" to the accompanying consolidated financial statements for further description of Regal Cinemas' third amended and restated credit agreement.

        As of January 1, 2004, Regal Cinemas had $145 million available under its undrawn amended and restated senior revolving credit facility, $509.6 million outstanding under its senior secured term loan and $350 million principal amount of 9 3/8% senior subordinated notes due 2012. Regal Cinemas also maintains letters of credit of $30 million as of January 1, 2004 (of which approximately $15.9 million was outstanding as of January 1, 2004) which reduces the availability under its senior revolving credit facility.

Contractual Cash Obligations and Commitments

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of January 1, 2004, the Company's estimated contractual cash obligations and commercial commitments over the next several years are as follows (in millions):

	Payments Due by Period
	Total	Current	2-3 Years	4-5 Years	After 5 Years
Contractual Cash Obligations
Long-term debt(1)	$859.6	$27.0	$54.0	$258.2	$520.4
Lease financing arrangements(2)	96.0	2.2	5.7	7.4	80.7
Bankruptcy claims and liabilities(3)	3.5	3.5	—	—	—
Capital leases(2)	23.0	0.8	1.9	3.1	17.2
Other long-term and purchase obligations	6.2	3.4	1.9	0.2	0.7
Operating leases(4)	3,095.8	206.6	408.8	408.4	2,072.0

Total contractual cash obligations	$4,084.1	$243.5	$472.3	$677.3	$2,691.0

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	2-3 Years	4-5 Years	After 5 Years
Other Commercial Commitments
Total commercial commitments(5)	$145.0	—	—	—	$145.0

(1)
These amounts are included on our consolidated balance sheet as of January 1, 2004. A portion of this debt is backed by letters of credit as described in footnote (5) below. See Note 6 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for additional information about our long-term debt obligations and related matters.

(2)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of January 1, 2004. See Note 6 to the accompanying consolidated financial statements included in this Form 10-K for additional information about our capital lease obligations and lease financing arrangements.

(3)
These amounts are included on our consolidated balance sheet as of January 1, 2004. See Note 8 to the accompanying consolidated financial statements included in this Form 10-K for additional information about our bankruptcy related matters.

(4)
We enter into operating leases in the normal course of business. Such lease agreements provide us with the option to renew the leases at defined or then fair value rental rates for various periods. Our future operating lease obligations would change if we exercised these renewal options and if we enter into additional operating lease agreements. Our operating lease obligations are further described in Note 8 to the accompanying consolidated financial statements included in this Form 10-K.

(5)
As of January 1, 2004, Regal Cinemas had $145 million available under its undrawn senior revolving credit facility. Regal Cinemas also maintain letters of credit of $30 million (of which approximately $15.9 million was outstanding as of January 1, 2004) which reduces the availability under its senior revolving credit facility.

        The Company believes that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under its revolving credit facilities will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for at least 12 months.

  Ratings

        The Company is rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that the Company's current ratings will continue for any given period of time. A downgrade of the Company's debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest ratings per category, which were current as of January 1, 2004:

Category	Moody's	Standard and Poor's
Regal Cinemas Senior Credit Facility	Ba2	BB-
Regal Cinemas 9 3/8% Senior Subordinated Notes	B2	B

  Long-term Obligations

        The following is a description of the Company's material indebtedness as of January 1, 2004:

  Amended and Restated Regal Cinemas Senior Credit Facility

        On August 27, 2003, Regal Cinemas entered into a new term loan facility ("New Term Loan D") under the third amended and restated credit agreement of Regal Cinemas for approximately $523.1 million to refinance, at a more favorable interest rate, the aggregate outstanding principal amount under the former Term Loan C and Term Loan D facilities. The amortization schedule under the New Term Loan D is equal to the sum of the scheduled quarterly amortization payments under the former Term Loan C and Term Loan D facilities. The New Term Loan D facility amortizes at a rate of 5.2% per annum for each of the first three years of the loan, with the remaining 84.4% of principal becoming due in years four through six of the loan, maturing June 30, 2009. The New Term Loan D facility is guaranteed by substantially all direct and indirect subsidiaries of Regal Cinemas and by substantially all real and personal property of Regal Cinemas and its subsidiaries, as set forth in the third amended and restated credit agreement. The third amended and restated credit agreement carries identical covenants to those in the Regal Cinemas credit agreement that was amended and restated. As of January 1, 2004, Regal Cinemas had $145 million available under its undrawn senior revolving credit facility. Regal Cinemas also maintains letters of credit of $30 million (of which approximately

$15.9 million was outstanding as of January 1, 2004), which reduces the availability under its senior revolving credit facility.

        Borrowings under the term facility bear interest, at Regal Cinemas' option, at either the base rate or Eurodollar rate plus, in each case, an applicable margin, subject to adjustment based upon the consolidated total leverage ratio of Regal Cinemas. The base rate is a fluctuating interest rate equal to the higher of (a) the British Banking Association's prime rate or (b) the Federal Funds Effective Rate plus 0.5%. At January 1, 2004, the interest rate on the amended and restated senior secured credit facility was approximately 3.7%.

        Regal Cinemas may prepay borrowings under the third amended and restated senior credit agreement in whole or in part, in minimum amounts and subject to other conditions set forth in the third amended and restated senior credit agreement. Regal Cinemas is required to make mandatory prepayments to the lenders from:

  •
  the net cash proceeds from asset sales in particular circumstances specified in the third amended and restated senior credit agreement; and

  •
  the net cash proceeds from new debt issuances in particular circumstances specified in the third amended and restated senior credit agreement.

        The mandatory prepayment of the obligations under the third amended and restated senior credit agreement is subject to specified exceptions. The lenders under the term credit facility may elect to decline any mandatory prepayment.

        Regal Cinemas' obligations are secured by, among other things, the capital stock of most of its subsidiaries, mortgages on most of its properties and a security interest in substantially all of its assets.

        The third amended and restated senior credit agreement includes several financial covenants. Regal Cinemas cannot permit, at the end of each applicable fiscal quarter:

  •
  its ratio of consolidated total debt to consolidated EBITDA for the trailing four quarters (as defined in the third amended and restated senior credit agreement) to exceed the ratio of (a) 3.5 to 1 for the third fiscal quarter in 2002 through the fourth fiscal quarter in 2004 and (b) 3.25 to 1 for the first fiscal quarter in 2005 through the fourth fiscal quarter in 2007 and thereafter;

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

        The third amended and restated senior credit agreement also contains customary covenants, including limitations on Regal Cinemas' ability to incur debt, and events of default, including a change of control, as defined in the third amended and restated senior credit agreement. The third amended and restated senior credit agreement also limits Regal Cinemas' ability to pay dividends, to make advances and otherwise to engage in intercompany transactions. These limitations will restrict its ability to fund operations outside of Regal Cinemas with funds generated at Regal Cinemas.

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

  Regal Cinemas Lease Financing Arrangements

        For some of the Company's new theatre sites built in fiscal years 1999, 2000 and 2001, the Company was considered the owner (for accounting purposes) of the theatre during the construction period. In accordance with Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction," the Company was required to record the balance sheet obligations ($96.0 million at January 1, 2004) when the construction of the theatre was completed resulting in payments being recorded as interest expense and principal reduction rather than rent expense. These leases typically run for a period of 20 years.

  Bankruptcy Claims

        Regal Cinemas, Inc. and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At January 1, 2004, Regal Cinemas had accrued approximately $3.5 million for the estimated costs to resolve such bankruptcy claims. In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent claims are allowed by the bankruptcy court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility.

Critical Accounting Estimates

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. The Company evaluates and modifies on an ongoing basis such estimates and assumptions, which include, but are not limited to, those related to film costs, property and equipment, goodwill, income taxes and reorganization and purchase accounting. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected results.

  •
  We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements: We applied the principles of purchase and reorganization accounting when recording the acquisitions of controlling equity interests by Anschutz and the exchange of stock for minority interests and the emergence from bankruptcy of the theatre companies and the subsequent acquisition of Hoyts. These accounting principles require that we estimate the fair value of the individual assets and liabilities, including estimates of bankruptcy-related claims and the related deferred tax assets and liabilities related to such amounts. The estimation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ materially from the actual amounts.

  •
  We adopted SFAS 142, "Goodwill and Other Intangible Assets" in 2002. SFAS 142 specifies that goodwill and indefinite-lived intangible assets will no longer be amortized but instead will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during the fourth quarter of fiscal 2003, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

  •
  We estimate our film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant. Actual film costs and film costs payable could differ materially from those estimates. For the fifty-three weeks ended January 1, 2004 and the fiscal years ended December 26, 2002 and December 27, 2001, there were no significant changes in our film cost estimation and settlement procedures.

  •
  We depreciate and amortize the components of our property and equipment on a straight-line basis over the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an average economic useful life to us of 30 years. Certain of our buildings have been in existence for more than forty years. With respect to equipment (e.g., concession stand, point-of-sale equipment and certain DCN assets), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and projection equipment generally have a longer useful economic life, and their depreciable lives (12-15 years) are based on our experience and replacement practices. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. Actual economic lives may differ materially from these estimates.

    The majority of our properties were appraised as part of the bankruptcy process. Such appraisals supported the estimated lives being used for depreciation and amortization purposes. Furthermore, our analysis of our historical capital replacement program is consistent with our depreciation policies. Finally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Such analysis evaluates assets for impairment on an individual theatre basis. When the future undiscounted cash flows of the operations to which the assets relate do not exceed the carrying value of the assets, such assets are written down to fair value. Our experience indicates that theatre properties become impaired primarily due to market or competitive factors rather than physical (wear and tear) or functional (inadequacy or obsolescence) factors. In this regard, we do not believe the frequency or volume of facilities impaired due to these market factors are significant enough to impact the useful lives used for depreciation periods.

    For the fiscal year ended January 1, 2004 and the fiscal years ended December 26, 2002 and December 27, 2001 no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended January 1, 2004, consolidated depreciation and amortization expense was $141.8 million, representing 6.6% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $10.2 million or 7.2%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $11.8 million or 8.3%.

  •
  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards based on their probable tax treatment. In addition, income tax rules and regulations are subject to interpretation and require judgment by us and may be challenged by the tax authorities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance if it is deemed more likely than not that our deferred income tax assets will not be realized. We reassess the need for such allowance on an ongoing basis. Should we ultimately realize a benefit from tax assets in excess of the amount recorded that relate to pre-acquisition periods, goodwill would be reduced.

    For the fiscal year ended January 1, 2004, our provision for income taxes was $114.5 million. Changes in management's estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes. Changes in these assumptions could potentially change the effective tax rate. A one percent change in the effective tax rate from 39.5% to 40.5% would have increased the current year income tax provision by approximately $3.0 million.

Quarterly Results

        We became a wholly owned subsidiary of REG on April 12, 2002 in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary REH, also acquired Edwards and RCM. REG is controlled by Anschutz, which controlled each of us, Edwards and RCM prior to REG's acquisition of us and them in the exchange transaction. Following the exchange transaction, RCI acquired Edwards, RCM, Hoyts and UATG from REH or REG in a series of transactions discussed in Note 4—"Acquisitions" to the accompanying consolidated financial statements. The Company's financial statements reflect the results of operations of Regal Cinemas and its subsidiaries on a consolidated basis, which includes RCI, Edwards and the assets of UATG as of January 24, 2002 and RCM as of February 21, 2002, the deemed dates at which Anschutz initially held common control in RCI, Edwards, RCM and the assets of UATG. On March 28, 2003, we acquired Hoyts. Accordingly, the results of operations of the acquired Hoyts theatre locations have been included in the accompanying consolidated financial statements for the periods subsequent to the acquisition date of March 28, 2003.

        The following tables set forth selected unaudited quarterly results for the eight quarters ended January 1, 2004. The quarterly financial data as of each period presented below have been derived from the Company's unaudited consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal Cinemas and notes thereto included elsewhere in this Form 10-K.

	Regal Corporation (Reorganized Company)								Regal Cinemas, Inc. (Predecessor Company)
	Jan. 1, 2004(1)	Sept. 25, 2003	June 26, 2003	Mar. 27, 2003	Dec. 26, 2002	Sept. 26, 2002	June 27, 2002	Nine Weeks Ended Mar. 28, 2002	Four Weeks Ended Jan. 24, 2002
	(In millions)
Total revenues	$653.0	$546.6	$559.9	$398.6	$473.7	$477.5	$505.0	$286.4	$108.3
Operating income	121.3	87.4	87.2	59.7	71.7	71.5	83.8	39.0	21.7
Net income	63.0	41.3	43.0	27.9	34.4	33.9	39.0	18.9	420.8

(1)
The fourth quarter of the Fiscal 2003 Period includes one additional week of operations.

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

Recent Accounting Pronouncements

        For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 2 to the accompanying consolidated financial statements, which information is incorporated herein by reference.

Forward-looking Statements

        Some of the information in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" may constitute forward-looking statements. In some cases you can identify these "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain risk factors as more fully discussed below and under the heading "Risk Factors" contained in our final prospectus dated and filed with the Securities and

Exchange Commission on July 10, 2002. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The following analysis of our financial condition and results of operations should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is confined to interest rate exposure of its and its wholly owned subsidiaries' debt obligations that bear interest based on floating rates. The third amended and restated credit agreement provides for variable rate interest that could be adversely affected by an increase in interest rates. As of January 1, 2004, term borrowings of $509.6 million under the third amended and restated credit agreement were outstanding. Borrowings under this facility bear interest, at the Company's option, at either a base rate (which is the higher of the prime rate of British Banking Association's or the federal funds rate plus 0.5%) or the Eurodollar rate plus, in each case, an applicable margin. The applicable margin can range from 1.50% to 3.25% for the revolving credit facility and 2.25% to 2.50% for the term loan facility. The borrowings outstanding under the New Term Loan D facility bore interest of approximately 3.7% as of January 1, 2004. A one-half percent rise in the interest rate on the Company's variable rate indebtedness held at January 1, 2004, would have increased reported interest expense by approximately $2.5 million for the year ended January 1, 2004.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Regal Cinemas Corporation:

        We have audited the accompanying consolidated balance sheets of Regal Cinemas Corporation and subsidiaries (Reorganized Company) as of January 1, 2004 and December 26, 2002 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows of the Reorganized Company for the fifty-three weeks ended January 1, 2004 and the forty-eight weeks ended December 26, 2002 (Reorganized Periods), and of Regal Cinemas, Inc. and subsidiaries (Predecessor Company) for the four weeks ended January 24, 2002 (Predecessor Period). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the aforementioned Reorganized Company consolidated financial statements present fairly, in all material respects, the financial position of Regal Cinemas Corporation and subsidiaries as of January 1, 2004 and December 26, 2002, and the results of their operations and their cash flows for the fifty-three weeks ended January 1, 2004 and the forty-eight weeks ended December 26, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the aforementioned Predecessor Company consolidated financial statements present fairly, in all material respects the results of operations and cash flows of Regal Cinemas, Inc. and subsidiaries for the four weeks ended January 24, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As described in Notes 1 and 5 of the consolidated financial statements, effective January 24, 2002, Regal Cinemas, Inc. emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a reorganization plan, which was confirmed by the Bankruptcy Court on December 7, 2001. The Company applied the principles of purchase and reorganization accounting when recording the acquisition and controlling interest by The Anschutz Corporation (Anschutz) whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values and Anschutz' cost basis as of January 24, 2002. As a result, the consolidated financial statements for the periods subsequent to January 24, 2002 reflect the Reorganized Company's new basis of accounting and are not comparable to the Predecessor Company's pre-organization consolidated financial statements.

        As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002.

/s/ KPMG LLP

Nashville, Tennessee
February 6, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Regal Cinemas, Inc.
Knoxville, Tennessee

        We have audited the accompanying consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year ended December 27, 2001 of Regal Cinemas, Inc. and subsidiaries (debtors-in-possession as of October 11, 2001). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Regal Cinemas, Inc. and subsidiaries for the year ended December 27, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE AND TOUCHE LLP

Nashville, Tennessee
February 15, 2002

Regal Cinemas Corporation

Consolidated Balance Sheets

(In millions, except share data)

	January 1, 2004	December 26, 2002 (Note 4)
ASSETS
Current assets:
Cash and equivalents	$266.3	$178.7
Restricted cash	0.6	22.5
Trade and other receivables	34.1	27.1
Inventories	5.2	5.0
Prepaid and other current assets	27.7	22.1
Assets held for sale	6.9	9.3
Deferred tax asset	5.5	8.1

Total current assets	346.3	272.8
Property and equipment:
Land	114.1	115.1
Buildings and leasehold improvements	1,187.6	1,025.8
Equipment	651.4	497.8
Construction in progress	8.7	3.9

Total property and equipment	1,961.8	1,642.6
Accumulated depreciation and amortization	(263.3)	(127.7)

Total property and equipment, net	1,698.5	1,514.9
Goodwill and other intangible assets	114.3	115.5
Deferred tax asset	63.4	57.2
Other non-current assets	34.8	46.4

Total assets	$2,257.3	$2,006.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term obligations	$30.6	$16.5
Accounts payable	169.3	115.8
Accrued expenses	77.8	51.4
Income taxes payable	44.0	—
Deferred revenues	65.1	42.6
Bankruptcy related liabilities and claims	3.5	23.6

Total current liabilities	390.3	249.9
Long-term debt, less current maturities	834.7	558.0
Capital leases, less current maturities	22.2	1.4
Lease financing arrangements, less current maturities	93.8	96.0
Other non-current liabilities	57.4	44.0

Total liabilities	1,398.4	949.3
Shareholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.001 par value; 25,000,000 shares authorized; 7,500,000 issued and outstanding	—	—
Additional paid-in capital	635.0	969.3
Unamortized deferred stock compensation	(7.0)	(9.8)
Retained earnings	230.9	98.0

Total shareholders' equity	858.9	1,057.5

Total liabilities and shareholders' equity	$2,257.3	$2,006.8

See accompanying notes to consolidated financial statements.

Regal Cinemas Corporation

Consolidated Statements of Operations

(In millions)

	Reorganized Company		Predecessor Company
	Fifty-three weeks ended January 1, 2004	Forty-eight weeks ended December 26, 2002 (Note 4)	Four Weeks Ended January 24, 2002	Year ended December 27, 2001
Revenues:
Admissions	$1,454.0	$1,177.8	$75.1	$799.8
Concessions	553.1	474.6	29.5	321.3
Other operating revenues	151.0	90.2	3.7	44.5

Total revenue	2,158.1	1,742.6	108.3	1,165.6
Operating expenses:
Film rental and advertising costs	784.9	641.5	38.1	432.4
Cost of concessions	79.5	68.0	4.3	47.2
Contractual rent	213.7	172.8	9.5	131.0
Straight-line rent adjustment	13.9	12.8	1.0	5.2
Other operating expenses	507.8	395.6	24.1	302.0
General and administrative expenses	58.1	57.0	2.6	31.6
Merger and restructuring expenses and amortization of deferred stock compensation	4.8	13.7	—	20.8
Depreciation and amortization	141.8	112.6	6.4	91.0
Theatre closing costs and net loss (gain) on disposal of operating assets	(3.5)	2.6	0.1	33.5
Loss on impairment of assets	1.5	—	0.5	78.5

Total operating expenses	1,802.5	1,476.6	86.6	1,173.2

Income (loss) from operations	355.6	266.0	21.7	(7.6)
Other income (expense):
Interest expense	(67.4)	(55.1)	(8.5)	(174.2)
Interest and other income	1.5	0.3	—	5.1
Gain (loss) on extinguishment of debt	—	(0.2)	661.9	21.7

Income (loss) before reorganization items and income taxes	289.7	211.0	675.1	(155.0)
Reorganization items	—	—	(254.3)	(16.5)

Income (loss) before income taxes	289.7	211.0	420.8	(171.5)
Provision for income taxes	(114.5)	(84.8)	—	—

Net income (loss)	$175.2	$126.2	$420.8	$(171.5)

See accompanying notes to consolidated financial statements.

Regal Cinemas Corporation

Consolidated Statements of Shareholders' Equity (Deficit)

(In millions, except share amounts)

	Common Stock	Additional Paid-In Capital	Deferred Stock Compensation	Loans to Shareholders	Retained Earnings (Deficit)	Total
PREDECESSOR BALANCES, DECEMBER 28, 2000	$196.8	$—	$—	$(3.4)	$(445.8)	$(252.4)
Cancellation of 69,857 shares of common stock	(0.3)	—	—	0.3	—	—
Net loss and comprehensive loss	—	—	—	—	(171.5)	(171.5)

PREDECESSOR BALANCES, DECEMBER 27, 2001	196.5	—	—	(3.1)	(617.3)	(423.9)
Net loss and comprehensive loss	—	—	—	—	(7.6)	(7.6)
Elimination of predecessor equity accounts in connection with fresh-start reporting	(196.5)	—	—	3.1	624.9	431.5
Issuance of equity in Reorganized Company	—	602.5	—	—	—	602.5

REORGANIZED BALANCES, JANUARY 24, 2002	—	602.5	—	—	—	602.5

Parent's basis in Edwards acquired by RCI	—	84.2	—	—	—	84.2
Parent's basis in UATG acquired by RCI (Note 4)	—	251.8	—	—	—	251.8
Exchange of common stock in Regal Cinemas for Regal Entertainment Group	—	56.8	(10.9)	—	—	45.9
Loss on redemption of redeemable preferred stock	—	—	—	—	(28.2)	(28.2)
Excess purchase price retained by parent	—	(34.5)	—	—	—	(34.5)
Equity of RCM at acquisition date	—	10.0	—	—	—	10.0
Capital contribution from parent	—	12.5	—	—	—	12.5
Stock distribution of subsidiaries to parent	—	(15.9)	—	—	—	(15.9)
Amortization of deferred stock compensation	—	—	1.0	—	—	1.0
Tax benefit from exercise of stock options	—	2.0	—	—	—	2.0
Forfeiture of stock options	—	(0.1)	0.1	—	—	—
Net income and comprehensive income (Note 4)	—	—	—	—	126.2	126.2

REORGANIZED BALANCES, DECEMBER 26, 2002 (Note 4)	—	969.3	(9.8)	—	98.0	1,057.5
Cash paid to purchase assets of UATG	—	(311.4)	—	—	—	(311.4)
Adjustment to parent's basis in UATG acquired by RCI	—	(23.3)	—	—	—	(23.3)
Dividends to parent	—	—	—	—	(42.3)	(42.3)
Amortization of deferred stock compensation	—	—	2.7	—	—	2.7
Tax benefit from exercise of stock options	—	0.5	—	—	—	0.5
Forfeiture of stock options	—	(0.1)	0.1	—	—	—
Net income and comprehensive income	—	—	—	—	175.2	175.2

REORGANIZED BALANCES, JANUARY 1, 2004	$—	$635.0	$(7.0)	$—	$230.9	$858.9

See accompanying notes to consolidated financial statements.

Regal Cinemas Corporation

Consolidated Statements of Cash Flows

(In millions)

	Reorganized Company		Predecessor Company
	Fifty-three weeks ended January 1, 2004	Forty-eight weeks ended December 26, 2002 (Note 4)	Four weeks ended January 24, 2002	Year ended December 27, 2001
Cash Flows from operating activities:
Net income (loss)	$175.2	$126.2	$420.8	$(171.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	141.8	112.6	6.4	91.0
Provision for deferred income taxes	8.7	68.0	—	—
Amortization of deferred stock compensation	2.7	1.0	—	—
Cancellation of shareholder loans	—	—	3.1	—
Loss on impairment of assets	1.5	—	0.5	78.5
(Gain) loss on disposal of operating assets and theatre closing costs	(3.5)	2.6	0.1	33.5
Loss (gain) on extinguishment of debt	—	0.2	(661.9)	(21.7)
Reorganization items	—	—	254.3	16.5
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade and other receivables	(16.2)	(13.6)	2.6	(2.4)
Inventories	0.3	—	—	2.8
Prepaids and other assets	(27.6)	(0.1)	(1.8)	8.6
Accounts payable	43.5	45.2	7.1	6.2
Income taxes payable	44.0	—	—	—
Accrued expenses and other liabilities	135.9	13.7	(81.0)	110.5

Net cash provided by (used in) operating activities	462.3	355.8	(49.8)	152.0
Cash flows from investing activities:
Capital expenditures	(136.5)	(95.8)	(2.0)	(33.6)
Cash used to acquire Hoyts, net of cash acquired	(187.7)	—	—	—
Cash used to acquire UATG	(311.4)	—	—	—
Proceeds from disposition of fixed assets	16.1	8.5	—	8.3
Net decrease in restricted cash and other investing activities	31.0	(2.2)	0.4	2.1

Net cash used in investing activities	(588.5)	(89.5)	(1.6)	(23.2)
Cash flows from financing activities:
Proceeds from new senior credit facility	315.0	—	270.0	—
Cash used to pay dividend to parent	(42.3)	—	—	—
Payments on new senior credit facility	(24.8)	(52.6)	—	—
Proceeds from new senior subordinated notes	—	155.3	200.0	—
Payment of debt financing costs	(5.9)	(10.5)	(15.9)	—
Cash of Edwards at contribution date	—	44.9	—	—
Cash of UATG and Regal CineMedia at acquisition date	—	0.6	—	—
Excess purchase price retained by parent	—	(34.5)	—	—
Capital contribution from parent	—	12.5	—	—
Cash used to redeem Edwards preferred stock	—	(75.3)	—	—
Cash used to redeem Edwards senior subordinated notes	—	(11.3)	—	—
Cash used to payoff Edwards term loan	—	(180.0)	—	—
Payment of bankruptcy claims and liabilities	(22.4)	(103.3)	—	—
Borrowings under long-term obligations	—	—	—	—
Payments on other long-term obligations	(5.8)	—	—	(9.9)
Proceeds from interest rate swap terminations	—	—	—	—
Payment of old senior credit facility	—	—	(274.5)	—
Payment of old senior subordinated notes	—	—	(160.0)	—
Payment of old equipment financing	—	—	(17.7)	—
Other debt and capital lease activity	—	(0.1)	(0.2)	—

Net cash provided by (used in) financing activities	213.8	(254.3)	1.7	(9.9)
Cash used in reorganization	—	—	(21.3)	—

Net increase (decrease) in cash equivalents	87.6	12.0	(71.0)	118.9
Cash and cash equivalents, beginning of period	178.7	166.7	237.7	118.8

Cash and cash equivalents, end of period	$266.3	$178.7	$166.7	$237.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunds received) for income taxes, net	$32.9	$4.5	$—	$(0.1)
Cash paid for interest	65.5	36.2	203.0	29.2
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Adjustments to parent's basis in UATG acquired by RCI	(23.3)	—	—	—
Exchange of RCI senior term debt for common stock	$—	$725.4	$—	$—
Capitalization of lease financing arrangements	—	—	—	83.3
Exchange of minorities shares in Regal Cinemas for Regal Entertainment Group	—	44.2	—	—
Parent's basis in Edwards acquired by RCI	—	84.2	—	—
Non-cash distribution of subsidiary to parent	—	11.3	—	—

See accompanying notes to consolidated financial statements.

REGAL CINEMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION

        Regal Cinemas Corporation and its wholly owned subsidiaries (collectively, the "Company" or "Regal Cinemas"), including Regal Cinemas, Inc. ("RCI") and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Regal CineMedia Corporation ("RCM"), Hoyts Cinemas Corporation ("Hoyts") and United Artists Theatre Group LLC ("UATG"), operate multi-screen motion picture theatres throughout the United States. As of January 1, 2004, the Company operated 5,110 screens in 430 theatres in 37 states. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as Fiscal 2003) results in a 53-week fiscal year.

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

        As described in Note 4—"Acquisitions," RCI acquired all of the outstanding capital stock of Edwards, RCM, Hoyts and UATG from a subsidiary of its parent corporation, Regal Entertainment Group ("REG"), during 2002 and 2003. Unless otherwise noted, the "Company" or "Regal Cinemas" refers to Regal Cinemas Corporation and its subsidiaries on a consolidated basis, which includes RCI, Edwards and the assets of UATG as of January 24, 2002 and RCM as of February 21, 2002, the

deemed dates at which Anschutz initially held common control in RCI, Edwards, RCM and the assets of UATG, and includes Hoyts as of March 28, 2003, the date at which REG initially held common control in both RCI and Hoyts.

        The consolidated financial statements of the Company after RCI's emergence from bankruptcy reflect the predecessor cost basis of Anschutz and the reorganization value attributable to the common stock owned by the other RCI stockholders. The Company's 2002 consolidated financial statements include information reflecting the four week period ended January 24, 2002 (pre-reorganization) and the forty-eight week period ended December 26, 2002 (post-reorganization), which includes the results of operations of Edwards and the assets of UATG from January 24, 2002 and of RCM from February 21, 2002, the deemed dates at which Anschutz initially held common control in RCI, Edwards, RCM and the assets of UATG. As a result, the Company's post-reorganization consolidated financial statements have not been prepared on a consistent basis with the pre-reorganization consolidated financial statements and are not comparable in all respects to the consolidated financial statements prior to the reorganization. For financial reporting purposes, the inception date of the Reorganized Company (as defined below) is deemed to have occurred on January 24, 2002. As such, operating results and financial position for periods subsequent to January 24, 2002 are herein referred to as the "Reorganized Company" and for all periods ending on or prior to January 24, 2002 as the "Predecessor Company". See Note 5—"Reorganization" for a summary of the Company's reorganization to purchase accounting adjustments. The Company's 2003 consolidated financial statements include information reflecting the results of operations of Hoyts for all periods subsequent to its acquisition by the Company on March 28, 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include the accounts of Regal Cinemas. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition

        Revenues are generated principally through admissions and concessions sales with proceeds received in cash at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues which are recognized as income in the period earned. We recognize payments received attributable to the marketing and advertising services provided by us under certain vendor programs as revenue in the period in which the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects our marketing and advertising services delivered to our vendors. Proceeds received from advance ticket sales and gift certificates are recorded as deferred revenue. The Company recognizes revenue associated with gift certificates and advanced ticket sales at such time as the items are redeemed, they expire or redemption becomes unlikely. The determination of the likelihood of redemption is based on an analysis of our historical redemption trends.

  Cash Equivalents

        The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. At January 1, 2004, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

  Restricted Cash

        On the Edwards Effective Date, Edwards funded a $35.0 million cash reserve for the payment of certain allowed claims. The cash reserve is permitted to be reduced to the lesser of (i) $20 million; or (ii) the sum of the unpaid: (a) disputed claims that have elected the cash option; and (b) allowed claims that have elected the cash option. The restricted cash has been placed in a segregated account in which such holders of the allowed claims that have elected the cash option have a first priority security interest. The restricted cash is classified as a current asset as the related claims are classified as current liabilities.

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

  Prepaid Occupancy Costs

        Prepaid expenses and other current assets include prepaid occupancy costs, which are deferred according to the monthly payment terms underlying the Company's occupancy agreements (generally one month in advance) and amortized over the period in which such occupancy costs are incurred. As of January 1, 2004 and December 26, 2002, the Company had recorded approximately $19.4 million and $16.7 million related to such occupancy costs.

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

Buildings	20-30 years
Equipment	3-20 years
Leasehold improvements	Lesser of term of lease or asset life

        Included in property and equipment is $106.8 million and $91.4 million of assets accounted for under capital leases and lease financing arrangements as of January 1, 2004 and December 26, 2002, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

  Goodwill

        The changes in the carrying amount of goodwill for the fifty-three weeks ended January 1, 2004, the forty-eight weeks ended December 26, 2002 and the four weeks ended January 24, 2002 are as follows:

	(Reorganized Company)	(Reorganized Company)	(Predecessor Company)
	Fifty-three weeks ended January 1, 2004	Forty-eight weeks ended December 26, 2002	Four weeks ended January 24, 2002
Balance at beginning of period	$115.5	$1.0	$336.2
Adjustments related to certain pre-acquisition deferred tax assets of Regal Cinemas and Edwards and other	(2.1)	—	—
Goodwill from acquisition of Hoyts (Note 4)	0.9	—	—
Goodwill from acquisition of UATG (Note 4)	—	56.3	—
Contribution of Edwards outstanding common stock purchased from minority security holders	—	23.6	—
Exchange of minority shares in Regal Cinemas and Edwards for REG	—	82.4	—
Adjustments related to certain pre-acquisition deferred tax assets of Regal Cinemas, United Artists, Edwards and UATG	—	(52.4)	—
Purchase accounting and reorganization adjustments and other	—	4.6	(335.2)

Balance at end of period	$114.3	$115.5	$1.0

        SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for the Company in the first quarter of fiscal 2002. This standard revised the financial accounting and reporting for goodwill and certain intangible assets. Among the revisions were the discontinuation of the amortization of goodwill and certain intangible assets and the periodic testing (at least annually) for the impairment of goodwill at a reporting unit level and additional financial statement disclosures. The Company has identified its reporting units under SFAS No. 142 to be the designated market areas in which the Company conducts its theatre operations. The fair value of the Company's identified reporting units was estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit. The Company's annual goodwill impairment assessment for the fifty-three weeks ended January 1, 2004 indicated that the fair value of its reporting units exceeded their carrying value and therefore, at this time, goodwill was not deemed to be impaired. As required by SFAS No. 142, the discontinuation of goodwill (excess reorganization value) amortization has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill was $10.4 million for the year ended December 27, 2001. The following is pro-forma information of the Company assuming that SFAS No. 142 had been in effect during the period ended December 27, 2001 and goodwill amortization expense had not been recorded (in millions):

(Predecessor Company)
Period ended December 27, 2001
Net loss, as reported:	$(171.5)
Add: Goodwill amortization, net of related tax effect	10.4

Adjusted pro forma net loss	$(161.1)

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets (including property and equipment, goodwill and other intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. This analysis resulted in the recording of impairment charges of $1.5 million, $0.5 million and $78.5 million for the fifty-three weeks ended January 1, 2004, the four weeks ended January 24, 2002 and fiscal year 2001, respectively.

  Theatre Closing and Loss on Disposal of Operating Assets

        In connection with the series of events leading to RCI's Chapter 11 bankruptcy reorganization, the Company elected to close a number of under-performing theatre locations. The Company recorded $21.4 million during 2001 as the net loss on disposal of these locations. In conjunction with such closed or abandoned locations, the Company recorded an accrual for lease termination and related costs of $40.1 million at December 27, 2001. This accrual represented management's best estimate of the potential costs for exiting these leases and was based on analyses of the properties, correspondence with the landlord, exploratory discussions with potential sub-lessees and individual market conditions. Also included in theatre closing costs are other expenses incurred by the Company upon closure of certain theatres as well as any unpaid rent. During 2001, in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company revised its estimates for the remaining leasehold obligations in accordance with Section 502(b)(6) of the Bankruptcy Code, which limits a lessor's claim to the rent reserved by such lease, without acceleration, to the greater of one year or 15 percent, not to exceed three years, of the remaining term of the lease.

        The following is a summary of the activity in this accrual (in millions):

(Predecessor Company)
December 27, 2001
Beginning balance	$41.5
Rent and other termination payments	(10.5)
Additional closing and termination costs	43.1
Revision of prior estimates	(34.0)

Ending balance	$40.1

        This accrual was included in "Liabilities Subject to Compromise" at December 27, 2001. Upon RCI's emergence from bankruptcy, the accrual was subsequently reclassified as a component of "Bankruptcy Related Liabilities and Claims." During 2002 and 2003, the Company made payments totaling approximately $35.9 million and 2.6 million, respectively, related to this accrual. As of January 1, 2004 and December 26, 2002, approximately $1.5 million and $6.3 million, respectively, of this accrual was outstanding.

  Debt Acquisition Costs

        Other non-current assets include debt acquisition costs, which are deferred and amortized over the terms of the related agreements using the straight-line method which approximates the effective interest method. Debt acquisition costs as of January 1, 2004 and December 26, 2002 were $25.7 million and $23.6 million, respectively, net of accumulated amortization of $6.6 million and $2.7 million, respectively.

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

        The Company expects that certain deferred income tax assets are not more likely than not to be recovered and therefore, has set established a valuation allowance. The Company reassesses its need for the valuation allowance for its deferred income taxes on an ongoing basis. Should the Company realize certain tax assets with a valuation allowance that relate to pre-acquisition periods, goodwill would be reduced.

  Deferred Revenue

        Deferred revenue relates primarily to vendor programs, gift certificates and advance ticket sales, and we recognize such amounts as revenue as described above in this Note 2 under "Revenue Recognition."

  Deferred Rent

        The Company recognizes rent on a straight-line basis after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term. The deferred rent liability is included in other non-current liabilities.

  Film Costs

        The Company estimates its film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant.

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

        The Company has elected to continue accounting for its stock option grants under the REG 2002 Stock Incentive Plan using the intrinsic value method in accordance with the provisions of APB No. 25, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price. Had the fair value of options granted under the Company's stock option plan described in Note 10—"Capital Stock and Stock Option Plan" been recognized in accordance with SFAS No. 123 as compensation expense on a straight-line basis over the vesting period of the grants, the Company's reported net income would have been recorded in the amounts indicated below (in millions):

	Fifty-three weeks ended January 1, 2004 (Reorganized Company)	Forty-eight weeks ended December 26, 2002 (Reorganized Company)	Four weeks ended January 24, 2002 (Predecessor Company)	Year ended December 27, 2001 (Predecessor Company)
Net income (loss), as reported:	$175.2	$126.2	$420.8	$(171.5)
Less: additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.6)	(2.1)	(0.1)	(1.6)

Pro forma net income (loss)	$173.6	$124.1	$420.7	$(173.1)

        The pro forma results do not purport to indicate the effects on reported net income for recognizing compensation expense that is expected to occur in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for options granted during the forty-eight weeks ended December 26, 2002: expected annual dividend yields of 0.0 to 3.0%; expected volatility of 0.0 to 0.389; expected lives of 7.5 years; and a risk-free interest rates ranging from 4.59-4.83%. The weighted average grant date fair value of stock options granted during 2002 was $4.48. There were no options granted during the year ended December 27, 2001, the four weeks ended January 24, 2002 or the fifty-three weeks ended January 1, 2004.

  Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

        The Company applied the principles of purchase and reorganization accounting when recording the acquisitions of controlling equity interests by Anschutz and the exchange of stock for minority interests and the emergence from bankruptcy of the theatre companies. These accounting principles require that the Company estimate the fair value of the individual assets and liabilities including estimates of bankruptcy-related claims. The valuation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ significantly from actual amounts.

  Segments

        The Company manages its business under one reportable segment—theatre exhibition operations.

  Comprehensive Income

        Net income and comprehensive income are the same for all periods presented.

  Reclassifications

        Certain reclassifications have been made to the 2001 and 2002 consolidated financial statements to conform to the 2003 presentation.

  Recent Accounting Pronouncements

        Effective December 27, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. As a result of the Company's adoption of SFAS No. 145 on December 27, 2002, the loss/gain from debt extinguishment during fiscal 2002 and fiscal 2001 have been reclassified to earnings from continuing operations.

        Effective December 27, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance. Such adoption did not have a material impact on the Company's consolidated financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognition of a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, "Accounting for Contingencies." The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation is not expected to have a material impact on the Company's consolidated financial position or results of operations.

        In November of 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting for cash consideration given to a reseller of a vendor's products from a vendor. EITF 02-16 indicates that cash consideration received by a customer from a vendor is presumed to be a reduction in the price of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. The EITF indicated that such presumption is overcome when the consideration is either (a) a reimbursement of costs incurred by the customer to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer's income statement, or (b) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer's income statement. The EITF also reached a consensus that a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are reasonably estimable. On December 27, 2002, the Company adopted EITF 02-16, effective with arrangements entered into or after November 21, 2002. Such adoption did not have a material impact on the Company's consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS No. 150 did not have a material impact on its consolidated financial position, cash flows or results of operations.

3. FORMATION OF REGAL ENTERTAINMENT GROUP

Exchange Transaction

        The Company became a wholly owned subsidiary of REG on April 12, 2002 in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary Regal Entertainment Holdings, Inc. ("REH"), also acquired Edwards, United Artists Theatre Company (including its subsidiary United Artists Theatre Circuit, Inc.) ("UATC") and RCM. REG is controlled by Anschutz, which controlled each of us, Edwards, United Artists Theatre Company and RCM prior to REG's acquisition of us and them in the exchange transaction. Following the exchange transaction, RCI acquired Edwards, RCM, Hoyts and UATG from REH in a series of transactions discussed in Note 4—"Acquisitions" below.

Initial Public Offering of REG

        In May 2002, REG issued 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, receiving aggregate net offering proceeds, net of underwriting discounts, commissions and other offering expenses, of $314.8 million.

4. ACQUISITIONS

  Acquisition of United Artists Theatre Group

        On June 6, 2003, RCI acquired all of the outstanding equity interests of UATG from REH for an estimated cash purchase price of approximately $311.4 million. The assets of UATG consist of 438 screens in 46 leased theatres, certain fee properties and certain other assets under construction. The formation and capitalization of UATG was effected through a series of transactions among REH, UATG, UATC and United Artists Properties I Corp. ("Prop I"). The assets used to capitalize UATG were deemed to be under the control of Anschutz, through Anschutz's ownership of United Artists Theatre Company (the parent of UATC and Prop I), from March 2, 2001, the date that these companies emerged from bankruptcy. The Company entered into an additional $315.0 million term loan under the third amended and restated Regal Cinemas senior credit facility to fund the purchase price of UATG. See Note 6—"Long-Term Obligations" for further description of the third amended and restated Regal Cinemas senior credit facility.

        Following the acquisition, UATG became a wholly owned subsidiary of RCI and became a guarantor under the third amended and restated Regal Cinemas senior credit facility and the Regal Cinemas 9 3/8% senior subordinated notes. As a result of RCI being under common control with UATG, the transaction was accounted for as a contribution of UATG to RCI by REH, at REG's historical cost basis of the assets of UATG, in a manner similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements presented herein reflect the results of operations of the assets of UATG from January 24, 2002, the deemed date at which Anschutz initially held common control in both RCI and the assets of UATG.

        The purchase price for the leased theatres was based on a valuation of the operations of the leased theatres on an ongoing basis and the purchase price for the owned theatre properties was based on the appraised value for such properties. The amounts initially recorded based on the acquisition of UATG by the Company were current assets ($7.8 million), property and equipment ($120.0 million), deferred tax assets ($77.3 million), goodwill ($56.3 million), other assets ($1.6 million), current liabilities ($6.8 million), other liabilities ($3.6 million) and excess purchase price recorded in additional paid-in capital ($58.8 million).

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

        Following the acquisition, Hoyts became a wholly owned subsidiary of RCI and became a guarantor under the third amended and restated Regal Cinemas senior credit facility and the Regal Cinemas 9 3/8% senior subordinated notes. As a result of RCI being under common control with Hoyts, the transaction was accounted for as a contribution of Hoyts to RCI by REG, at REG's historical cost basis of Hoyts, in a manner similar to a pooling of interests. Accordingly, the consolidated statements of operations presented herein reflect the results of operations of Hoyts from March 28, 2003.

        The following is a summary of the initial allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition: current assets ($1.1 million), buildings, leasehold improvements and equipment ($200.2 million), goodwill ($0.9 million), deferred income tax asset ($33.0 million), other assets ($0.2 million), current liabilities ($22.0 million), and other liabilities ($0.3 million).

        The following unaudited pro forma results of operations assume the Hoyts acquisition occurred as of the beginning of fiscal 2002. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated, or which may occur in the future.

	Fifty-three weeks ended January 1, 2004 (Reorganized Company)	Forty-eight weeks ended December 26, 2002 (Reorganized Company)	Four weeks ended January 24, 2002 (Predecessor Company)
Revenues	$2,202.5	$1,937.1	$123.5
Operating income	361.6	294.8	24.1
Net income	178.4	142.4	422.1

  Acquisition of Regal CineMedia Corporation

        On November 28, 2002, RCI acquired all of the outstanding capital stock of RCM from REH for a purchase price of approximately $4.2 million. Following the acquisition, RCM became a majority-owned subsidiary of RCI and became a guarantor under the third amended and restated Regal Cinemas senior credit facility and the Regal Cinemas 9 3/8% senior subordinated notes. As a result of RCI being under common control with RCM, the transaction was accounted for as a contribution of RCM to RCI by REH, at REG's historical cost basis of RCM, in a manner similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements presented herein reflect the results of operations of RCM from February 21, 2002, the deemed date at which Anschutz initially held common control in both RCI and RCM.

  Acquisition of Edwards Theatres, Inc.

        On April 17, 2002, RCI acquired all of the outstanding capital stock of Edwards from REH for an aggregate purchase price of approximately $272.5 million, of which $238.0 million was contributed to Edwards. Following the acquisition, Edwards became a wholly owned subsidiary of RCI. As a result of RCI being under common control with Edwards, the transaction was accounted for as a contribution of

Edwards to RCI by REH, at REG's historical cost basis of Edwards, in a manner similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements presented herein reflect the results of operations of Edwards from January 24, 2002, the deemed date at which Anschutz initially held common control in both RCI and Edwards.

        In connection with the acquisition of Edwards, Regal Cinemas issued $150 million principal amount of 9 3/8% senior subordinated notes due 2012 under the indenture pursuant to which Regal Cinemas sold $200 million principal amount of 9 3/8% senior subordinated notes due 2012 in January 2002. The proceeds of the notes issued on April 17, 2002, together with cash on hand at RCI and Edwards, were used by RCI to acquire Edwards from REH. REH used the proceeds from its sale of Edwards to RCI to repay approximately $180.7 million of senior bank debt, including accrued interest of Edwards, to redeem approximately $12.0 million of Edwards Subordinated Notes, including accrued interest, primarily held by Anschutz and OCM Principal Opportunities Fund II, L.P. ("Oaktree's Principal Activities Group"), and to redeem approximately $75.3 million of redeemable preferred stock of Edwards held by Anschutz, Oaktree's Principal Activities Group, Ms. Carole Ann Ruoff and Ms. Joan Edwards Randolph, both former stockholders of Edwards, and from Edwards Affiliated Holdings, LLC, a company controlled by Mr. W. James Edwards, III, another former stockholder of Edwards. The difference between the carrying amount and redemption price of the redeemable preferred stock of $28.2 million was recorded as a charge to equity. In addition, the Company recorded a loss on extinguishment of debt of approximately $1.3 million, as a result of the early redemption of the Edwards Subordinated Notes.

        The amounts initially recorded based on the acquisition of Edwards by the Company were current assets ($80.4 million), property and equipment ($293.0 million), other assets ($61.7 million), debt obligations ($190.3 million), other liabilities ($113.5 million) and redeemable preferred stock ($47.1 million).

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

6. LONG-TERM OBLIGATIONS

        Long-term obligations at January 1, 2004 and December 26, 2002 consist of the following (in millions):

	(Reorganized Company) January 1, 2004	(Reorganized Company) December 26, 2002
Regal Cinemas Senior Credit Facility	$509.6	$219.4
Regal Cinemas 9 3/8% Senior Subordinated Notes	350.0	350.0
Capital lease obligations, 7.9%, maturing in 2009	23.0	1.5
Lease financing arrangements, 11.5%, maturing in various installments through 2021	96.0	97.8
Other	2.7	3.2

Total long-term obligations	981.3	671.9
Less current maturities	(30.6)	(16.5)

Total long-term obligations, net	$950.7	$655.4

        Amended and Restated Regal Cinemas Senior Credit Facility—On August 27, 2003, Regal Cinemas entered into a new term loan facility ("New Term Loan D") under the third amended and restated credit agreement of Regal Cinemas for approximately $523.1 million to refinance, at a more favorable interest rate, the aggregate outstanding principal amount under the former Term Loan C and Term Loan D facilities. The amortization schedule under the New Term Loan D is equal to the sum of the scheduled quarterly amortization payments under the former Term Loan C and Term Loan D facilities. The New Term Loan D facility amortizes at a rate of 5.2% per annum for the first three years of the loan, with the remaining 84.4% of principal becoming due in years four through six of the loan, maturing June 30, 2009. The New Term Loan D facility is guaranteed by substantially all direct and indirect subsidiaries of Regal Cinemas and by substantially all real and personal property of Regal Cinemas and its subsidiaries, as set forth in the third amended and restated credit agreement. The third amended and restated credit agreement carries identical covenants to those in the Regal Cinemas credit agreement that was amended and restated. As of January 1, 2004, Regal Cinemas had $145 million available under its undrawn senior revolving credit facility. Regal Cinemas also maintains letters of credit of $30 million (of which approximately $15.9 million was outstanding as of January 1, 2004), which reduces the availability under its senior revolving credit facility.

        Borrowings under the term facility bear interest, at Regal Cinemas' option, at either the base rate or Eurodollar rate plus, in each case, an applicable margin, subject to adjustment based upon the consolidated total leverage ratio of Regal Cinemas. The base rate is a fluctuating interest rate equal to the higher of (a) the British Banking Association's prime rate or (b) the Federal Funds Effective Rate plus 0.5%. At January 1, 2004, the interest rate on the amended and restated senior secured credit facility was approximately 3.7%.

        Regal Cinemas may prepay borrowings under the third amended and restated senior credit facility in whole or in part, in minimum amounts and subject to other conditions set forth in the third amended and restated senior credit agreement. Regal Cinemas is required to make mandatory prepayments to the lenders from the net cash proceeds from asset sales and new debt issuances, in particular circumstances specified in the third amended and restated senior credit agreement.

        Regal Cinemas' obligations are secured by, among other things, the capital stock of most of its subsidiaries, mortgages on most of its properties and a security interest in substantially all of its assets.

        The third amended and restated senior credit agreement includes various financial covenants such as certain leverage and coverage ratios. The third amended and restated senior credit agreement also contains customary covenants, including limitations on Regal Cinemas' ability to incur debt, and events of default, including a change of control, as defined in the third amended and restated senior credit agreement. The third amended and restated senior credit agreement also limits Regal Cinemas' ability to pay dividends, to make advances and otherwise to engage in intercompany transactions.

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

        Lease Financing Arrangements—These obligations primarily represent capitalized lease obligations resulting from the requirements of Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, released in fiscal 1998.

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

        Gain on Debt Extinguishment—As a result of the Company's debt restructuring in connection with its Chapter 11 bankruptcy proceedings discussed more fully in Notes 1 and 8, the Company recorded a gain on debt extinguishment of $661.9 million for the four weeks ended January 24, 2002. During 2001, the Company entered into agreements with certain of its landlords that resulted in the termination of certain leases, including eight which were accounted for as either capital leases or lease financing arrangements. Accordingly, the Company wrote-off the related debt obligations and net book value of the related property and equipment and other assets. During 2001, the Company also entered into lease modifications of certain lease financing arrangements which provided for a reduction of the total lease payments. In conjunction with these terminations and modifications the Company made payments of approximately $5.8 million, which, after the write-off of the related assets and liabilities, resulted in a gain on debt extinguishment of $21.7 million for the year ended December 27, 2001.

        Contractual Interest—Contractual interest not accrued or recorded on certain pre-petition debt totaled approximately $15.8 million for the year ended December 27, 2001.

        Maturities of Long-Term Obligations—The Company's long-term debt, capital lease obligations, and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2004	$27.6	$0.8	$2.2	$30.6
2005	27.7	0.9	2.7	31.3
2006	27.5	1.0	3.0	31.5
2007	145.2	1.6	3.5	150.3
2008	113.2	1.5	3.9	118.6
Thereafter	521.1	17.2	80.7	619.0

	$862.3	$23.0	$96.0	$981.3

7. INCOME TAXES

        The components of the provision for (benefit from) income taxes for income from continuing operations for each of the three fiscal years were as follows (in millions):

	Reorganized Company for the fifty-three weeks ended January 1, 2004	Reorganized Company for the forty-eight weeks ended December 26, 2002	Predecessor Company for the four weeks ended January 24, 2002	Predecessor Company as of December 27, 2001
Current	$105.8	$16.8	$—	$—
Deferred	8.7	68.0	—	(50.9)
Increase in deferred income tax valuation allowance	—	—	50.9

Total income tax provision	$114.5	$84.8	$—	$—

        A reconciliation of the provision for (benefit from) income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Reorganized Company for the fifty-three weeks ended January 1, 2004	Reorganized Company for the forty-eight weeks ended December 26, 2002	Predecessor Company for the four weeks ended January 24, 2002	Predecessor Company as of December 27, 2001
Provision (benefit) calculated at federal statutory income tax rate	$101.4	$73.9	$147.3	$(60.0)
State and local income taxes, net of federal benefit	13.1	10.0	35.7	(7.6)
Fresh start adjustments	—	—	332.3	—
Reorganization costs	—	0.4	7.6	9.0
Cancellation of debt income	—	—	(289.2)	—
Goodwill amortization	—	—	—	3.1
Goodwill impairment	—	—	—	4.6
Change in valuation allowance	—	—	(233.7)	50.9
Other	—	0.5	—	—

Total income tax provision	$114.5	$84.8	$—	$—

        Significant components of the Company's net deferred tax asset (liability) consisted of the following at:

	Reorganized Company as of January 1, 2004	Reorganized Company as of December 26, 2002
	(in millions)
Deferred tax assets:
Excess of tax basis over book basis of intangible assets	$36.3	$19.1
Deferred rent	19.3	13.5
Bankruptcy related liabilities	1.4	8.6
Accrued Expenses	1.7	—
Net operating loss carryforward	56.9	4.7
Deferred revenue	1.2	—
Deferred gain related to UATG asset purchase	—	72.2
Other	2.0	—

Total deferred tax assets before valuation allowance	118.8	118.1
Valuation allowance	(19.9)	(5.1)

Total deferred tax assets after valuation allowance:	98.9	113.0
Deferred tax liabilities:
Excess of book basis over tax basis of fixed assets	(29.1)	(44.1)
Other	(0.9)	(3.6)

Total deferred tax liabilities	(30.0)	(47.7)
Net deferred tax asset/(liability)	$68.9	$65.3

        At January 1, 2004, the Company has net operating loss carryforwards for federal income tax purposes of approximately $161.0 million expiring through 2021. The Company's net operating loss carryforwards were generated by the entities of Edwards and Hoyts. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses acquired from Edwards and Hoyts may be impaired as a result of the "ownership change" limitations.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at January 1, 2004 and December 26, 2002, totaling $19.9 million and $5.1 million, respectively, as management believed it more likely than not that the deferred tax asset would not be realized in future tax periods. The valuation allowance at January 1, 2004 relates to pre-acquisition deferred tax assets of Edwards and Hoyts. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of Edwards and Hoyts.

        For federal income tax purposes, the Company has carryover tax basis in certain assets acquired in the Hoyts acquisition described in Note 4. Such acquired entities had net operating loss carryforwards totaling approximately $155.4 million as of the date of acquisition. Pursuant to certain IRS limitations, the Company's allowable annual deduction with respect to the Hoyts net operating loss carryforwards is limited to approximately $8.6 million. During the quarter ended June 26, 2003, the Company recorded deferred tax assets in the amount of approximately $33.0 million, net of a valuation allowance of approximately $14.8 million, in connection with the Hoyts acquisition.

8. COMMITMENTS AND CONTINGENCIES

  Leases

        The Company accounts for a majority of its leases as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of January 1, 2004, are summarized for the following fiscal years:

(In millions)
2004	$206.6
2005	205.3
2006	203.5
2007	203.9
2008	204.5
Thereafter	2,072.0

        Rent expense (including straight-line rent) under such operating leases amounted to $227.6 million, $185.6 million, $10.5 million, and $136.2 million for the fifty-three weeks ended January 1, 2004, the forty-eight weeks ended December 26, 2002, the four weeks ended January 24, 2002, and fiscal year 2001, respectively. Contingent rent expense was $17.3 million, $11.6 million, $0.4 million, and $4.3 million for the fifty-three weeks ended January 1, 2004, the forty-eight weeks ended December 26, 2002, the four weeks ended January 24, 2002, and fiscal year 2001, respectively.

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

        RCI and Edwards have bankruptcy claims that remain unsettled and are subject to ongoing negotiation and possible litigation. At January 1, 2004, approximately $3.5 million of remaining claims related to RCI's and Edwards' bankruptcy proceedings are recorded in the Company's January 1, 2004 consolidated balance sheet as "Bankruptcy Related Liabilities and Claims." In the opinion of management, based on its examination of these matters, its experience to date and discussions with legal counsel, the outcome of these legal matters, after taking into consideration the amounts already accrued, is not expected to have a material effect on the Company's liquidity or results of operations. To the extent claims are allowed by the Bankruptcy Court, they will be funded with cash on hand, cash flow from operations or borrowings under Regal Cinemas' revolving credit facility.

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

        Our theatres must comply with Title III of the ADA to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such non-compliance. United Artists and several of its subsidiaries and UATG are subject to a consent decree arising from a lawsuit captioned Connie Arnold et. al. v. United Artists Theatre Circuit, Inc. et. al. The plaintiffs alleged nationwide violations with the ADA for failure to remove barriers to access at existing theatres in a timely manner. In 1996, the parties involved in the case entered into a settlement agreement in which United Artists agreed to remove physical barriers to access at its theatres prior to July 2001. In January 2001, the settlement agreement was amended to, among other things, extend the completion date for barrier removal to July 2006 and require minimum expenditures of $250,000 a year for barrier removal.

        On August 13, 2003, the United States Court of Appeals for the Ninth Circuit reversed the United States District Court for the District of Oregon's award of summary judgment in favor of our subsidiaries identified below with respect to an ADA claim on appeal before it, and remanded the case to the district court with instructions to enter summary judgment in favor of the plaintiffs (other than Oregon Paralyzed Veterans of America, which did not join in the appeal). The lawsuit was originally filed in the district court on April 11, 2000 by the Oregon Paralyzed Veterans of America, Kathy Stewmon, Tina Smith and Kathy Braddy against Regal Cinemas, Inc. and Eastgate Theatre Inc. dba Act III Theatre, Inc. The plaintiffs alleged, among other things, that the "stadium seating" plans in six of the defendants' movie theatres violate the ADA and the related regulations of the Department of Justice. The appellate court did not address specific changes, if any, that might be required to bring the stadium-style theatres into compliance with its interpretation of the ADA, and its decision conflicts with a recent decision, based upon substantially similar facts, of the United States Court of Appeals for the Fifth Circuit captioned Lara v. Cinemark USA, Inc. We believe we are in compliance with the ADA regulation with respect to the subject theatres and as such have appealed the Ninth Circuit's decision to the Supreme Court of the United States. No decision has been made by the Supreme Court of the United States on whether or not it will hear our appeal.

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

Bridge Facility

        During December 2001, RCI entered into a bridge facility with Anschutz and an affiliate of Oaktree's Principal Activities Group. Under the terms of the bridge facility, RCI paid commitment fees during January 2002 of $1.6 million to Anschutz and $0.4 million to an affiliate of Oaktree's Principal Activities Group, which in the aggregate was 1% of the total amount of available commitments under the bridge facility. This bridge facility was not drawn and terminated upon RCI's emergence from bankruptcy.

Management Agreements

        RCI manages the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement. During the fifty-three weeks ended January 1, 2004 and the forty-eight weeks ended December 26, 2002, RCI recorded management fee revenues of approximately $10.7 million and $12.4 million respectively, related to this arrangement. Such fees have been recorded in the accompanying consolidated statements of operations as a component of "Other Operating Revenues."

Other Transactions

        During the year ended December 26, 2002, as members of the class of holders of RCI's former senior credit facilities, Anschutz, Oaktree's Principal Activities Group and Greenwich Street Capital Partners ("GSCP"), received $33.6 million, $5.6 million and $6.0 million, respectively, in respect of accrued but unpaid interest. As members of the class of holders of RCI's subordinated debt, Anschutz received cash payments of approximately $129.5 million, Oaktree's Principal Activities Group received cash payments of approximately $29.7 million and GSCP received cash payments of approximately $5.5 million in satisfaction of these claims, which payments equaled approximately 20% of the principal amount of subordinated debt held by them. Anschutz received cash payments of approximately $3.2 million, Oaktree's Principal Activities Group received cash payments of approximately $0.8 million from REG and GSCP received cash payments from RCI of approximately $50,000 in respect of certain expenses incurred in connection with RCI's restructuring. In addition, REG paid GSCP $1.0 million for restructuring services.

        During the fifty-three weeks ended January 1, 2004, RCM incurred approximately $2.7 million of expenses payable to an Anschutz affiliate for telecommunication services. Additionally, RCM has recorded revenue of $0.7 million from certain affiliates of Anschutz and Oaktree's Principal Activities Group related to marketing and business meeting services provided by RCM to these affiliates. During the year ended December 26, 2002, RCM incurred approximately $1.3 million of expenses payable to certain Anschutz affiliates for reimbursement of travel, marketing and telecommunication expenses.

10. CAPITAL STOCK AND STOCK OPTION PLAN

        As of January 1, 2004, the Company's authorized capital stock consisted of:

  •
  25,000,000 shares of common stock, par value $0.001 per share; and

  •
  5,000,000 shares of preferred stock, par value $0.001 per share.

        Of the authorized shares of common stock, 7,500,000 shares were outstanding as of January 1, 2004, all of which are held by REH. Of the authorized shares of the preferred stock, no shares are issued and outstanding as of January 1, 2004. The Company may issue the preferred shares from time to time in such series having such designated preferences and rights, qualifications and limitations as the Board of Directors may determine.

RCI 1998 Stock Purchase and Option Plan

        RCI issued certain key members of management options under the 1998 Stock Purchase and Option Plan for Key Employees of RCI.

        The following table summarizes information about fixed stock options outstanding at December 27, 2001 for RCI (Predecessor Company):

		Weighted Average Exercise Price	Options Exercisable At Year End
Under option at December 28, 2000	14,803,012	3.78	9,920,444
Options granted in 2001	—	—
Options exercised in 2001	—	—
Options canceled in 2001	(445,945)	4.38

Under option at December 27, 2001	14,357,067	$3.76	11,444,711

        Had the fair value of options granted under these plans been recognized in accordance with SFAS No. 123 as compensation expense on a straight-line basis over the vesting period of the grant, the Company's net loss would have been recorded in the amounts indicated below (in millions):

Year ended December 27, 2001
Net Loss:
As Reported	$(171.5)
Less: additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.6)

Pro Forma	(173.1)

        The pro forma results do not purport to indicate the effects on reported net income for recognizing compensation expense that is expected to occur in future years. There were no options granted in fiscal year 2001.

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

        In conjunction with the exchange transaction on April 12, 2002 (see Note 3—"Formation of Regal Entertainment Group"), the holders of outstanding options of Regal Cinemas issued in connection with the Company's emergence from bankruptcy on January 29, 2002, received replacement options to purchase 6,544,596 shares of REG Class A common stock at $8.87 per share. As a result, stock option information presented herein prior to the exchange of options has been retroactively restated to reflect the effects of the exchange transaction. Deferred stock compensation totaling approximately $14.3 million was recorded based on the intrinsic value of the options exchanged using the value of the exchange transaction of $11.06 per share. Ten percent of such options were exercisable on the date of grant, another ten percent became exercisable on January 29, 2003 and the remaining options are exercisable in installments of 20% on January 29 of each succeeding year and expire no later than 10 years from the date of grant. For the fifty-three weeks ended January 1, 2004 and the period from April 12, 2002 through December 26, 2002, the Company recorded compensation expense of $2.7 million and $1.0 million, respectively, related to such options.

        On July 1, 2003, REG paid an extraordinary cash dividend of $5.05 per share of REG Class A and Class B common stock to stockholders of record on June 20, 2003. In connection with the extraordinary cash dividend, and pursuant to the antidilution adjustment terms of the REG 2002 Stock Incentive Plan (pursuant to which options were granted to certain employees of Regal Cinemas), the exercise price and the number of shares subject to option held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividend. The antidilution adjustments made with respect to such options resulted in a decrease in the exercise price to $6.9629 per share, and an increase in the aggregate number of shares issuable upon exercise of such options by 1,442,239. Stock option information presented herein has been adjusted to give effect to the extraordinary dividend. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of underlying shares as a result of the extraordinary cash dividend as the (1) the aggregate intrinsic value of the awards immediately after the dividend transaction was not greater than the aggregate intrinsic value of the awards immediately before the dividend transaction and (2) the ratio of the exercise price per share to the market value per share was not reduced.

        The following table summarizes information about REG's fixed stock options outstanding held by Regal Cinemas' employees as of January 1, 2004, as restated for the effects of the exchange transaction:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options Exercisable At Year End
Under option at December 27, 2001	—	$—		—
Options granted in 2002 at fair value	6,544,596	8.87	$4.48
Options exercised in 2002	(574,163)	8.87
Options canceled in 2002	(42,144)	8.87

Under option at December 26, 2002	5,928,289	8.87		106,477
Options exercised in 2003	(674,400)	8.77
Options cancelled in 2003	(36,518)	8.59
Antidilution adjustments made to outstanding options in connection with the July 1, 2003 REG extraordinary dividend	1,442,239	6.9626

Under option at January 1, 2004	6,659,610	6.9629		85,318

        The following table summarizes information about the Plan's stock options at January 1, 2004, including the weighted average remaining contractual life and weighted average exercise price:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at 01/01/04	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 01/01/04	Weighted Average Exercise Price
$6.9629	6,659,610	8.34	$6.9629	85,318	$6.9629

11.   EMPLOYEE BENEFIT PLAN

        REG sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Profit Sharing Plan (the "plan"), under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees of Regal Cinemas. The plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. The plan currently matches an amount equal to 40% of the participant's contributions up to 6% of the participant's compensation. Employee contributions are invested in various investment funds based upon elections made by the employee.

        In conjunction with the exchange transaction in April 2002 (see Note 1—"The Company and Basis of Presentation"), Regal Cinemas', United Artists' and Edwards Theatres' management and operations were combined. Accordingly, during May 2002, United Artists transferred all plan assets (approximately $19.9 million) under the United Artists 401(k) Savings Plan to the plan. The Company made discretionary contributions of approximately $0.9 million, $0.7 million, $0.1 million, and $0.5 million to the plan for the fifty-three weeks ended January 1, 2004, the forty-eight weeks ended December 26, 2002, the four weeks ended January 24, 2002, and fiscal 2001, respectively.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Long term obligations, excluding capital lease obligations and lease financing arrangements:

        The fair value of the Regal Cinemas senior credit facility, which consists of a term loan and revolving credit facility, is estimated based on quoted market prices as of January 1, 2004. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the Regal Cinemas Senior Subordinated Notes are estimated based on quoted market prices for these issuances as of January 1, 2004. The fair values of Regal Cinemas other long term debt obligations were based on recent financing transactions for similar debt issuances and carrying value approximates fair value. The aggregate amounts and fair values of long-term debt at January 1, 2004 and December 26, 2002 consist of the following:

	January 1, 2004	December 26, 2002
	(In millions)
Carrying amount	$862.3	$572.6
Fair value	$914.2	$595.0

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 1, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 1, 2004, our disclosure controls and procedures were effective.

        There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 1, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Shown below are the names, ages as of January 1, 2004, and current positions of our directors and executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company. Each director's term is for a period one year.

Name	Age	Position
Michael L. Campbell	50	Director and Chief Executive Officer of Regal Cinemas and Co-Chairman of the board of directors and Co-Chief Executive Officer of REG
Kurt C. Hall	44	Director of Regal Cinemas, Co-Chairman of the board of directors and Co-Chief Executive Officer of REG and President and Chief Executive Officer of RCM
Gregory W. Dunn	44	President and Chief Operating Officer of Regal Cinemas and Executive Vice President and Chief Operating Officer of REG
Amy E. Miles	37	Director of Regal Cinemas and Executive Vice President, Chief Financial Officer and Treasurer of Regal Cinemas and REG
Peter B. Brandow	43	Executive Vice President, General Counsel and Secretary of Regal Cinemas and REG

        Michael L. Campbell is a director and is our Chief Executive Officer and is Co-Chairman and Co-Chief Executive Officer of REG. Mr. Campbell has served as a director of REG since March 2002. Mr. Campbell founded RCI in November 1989, and has served as Chief Executive Officer of RCI since its inception. Mr. Campbell served as a director and executive officer of RCI when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 1 to the consolidated financial statements included in this Form 10-K. Prior thereto, Mr. Campbell was the Chief Executive Officer of Premiere Cinemas Corporation, which he co-founded in 1982, and served in such capacity until Premiere was sold in October 1989. Mr. Campbell is a director of REG, Eon Streams, Inc., Fandango, Inc. and the National Association of Theatre Owners ("NATO") and serves on REG's and NATO's executive committee of the board of directors.

        Kurt C. Hall is a director of Regal Cinemas and is a director, Co-Chairman and Co-Chief Executive Officer of REG and, President and Chief Executive Officer of RCM. Mr. Hall has served as a director of REG since March 2002 and as a director of Regal Cinemas since December 2002. Mr. Hall served as President and Chief Executive Officer of United Artists Theatre Company from March 1998 to August 2002, and as a director from May 1992 until August 2002. Mr. Hall served as a director and executive officer of United Artists Theatre Company when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings. Prior thereto, Mr. Hall served as Chief Operating Officer since February 1997, and as Executive Vice President since May 12, 1992. Mr. Hall was Chief Financial Officer of United Artists, a wholly owned subsidiary of United Artists Theatre Company, from May 1992 to March 1998. Mr. Hall is a director of REG and NATO and serves on those entities' executive committee of the board of directors.

        Gregory W. Dunn is the President and Chief Operating Officer of Regal Cinemas, Executive Vice President and Chief Operating Officer of REG, and served as Executive Vice President and Chief Operating Officer of RCI from 1995 to March 2002. Mr. Dunn served as an executive officer of RCI when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 1 to the consolidated financial statements included in this Form 10-K. Mr. Dunn served as Vice President of Marketing and Concessions of RCI from 1991 to 1995.

        Amy E. Miles is a director and is our Executive Vice President, Chief Financial Officer and Treasurer and has served as the Executive Vice President, Chief Financial Officer and Treasurer of RCI since January 2000. Ms. Miles has also served as the Executive Vice President, Chief Financial Officer and Treasurer of REG since March 2002 and as a director of Regal Cinemas since December 2002. Ms. Miles served as an executive officer of RCI when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 1 to the consolidated financial statements included in this Form 10-K. Prior thereto, Ms. Miles served as Senior Vice President of Finance from April 1999, when she joined RCI. Ms. Miles was a Senior Manager with Deloitte & Touche from 1998 to 1999. From 1989 to 1998, she was with PricewaterhouseCoopers, LLC.

        Peter B. Brandow is our Executive Vice President, General Counsel and Secretary and has served as the Executive Vice President, General Counsel and Secretary of RCI since July 2001, and prior to that time he served as Senior Vice President, General Counsel and Secretary of RCI since February 2000. Mr. Brandow has also served as the Executive Vice President, General Counsel and Secretary of REG since March 2002. Mr. Brandow served as an executive officer of RCI when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 1 to the consolidated financial statements included in this Form 10-K. Mr. Brandow served as Vice President, General Counsel and Secretary from February 1999 when he joined RCI. From September 1989 to January 1999, Mr. Brandow was an associate with the law firm Simpson Thatcher & Bartlett.

        None of our directors, executive officers or any beneficial owner of more than 10% of our equity securities is required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934

with respect to their relationship with us because we do not have any equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

        Our entire board of directors acts as our audit committee, and it has determined that Ms. Miles, as the principal financial officer of us and REG, qualifies as an "audit committee financial expert" within the meaning of the regulations of the SEC. Ms. Miles is not "independent" under the applicable rules of the SEC.

        In accordance with the Sarbanes-Oxley Act and the applicable SEC rules, our principal executive, financial and accounting officers are subject to the REG Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of REG and its subsidiaries, including Regal Cinemas and its subsidiaries, and includes a requirement that we make prompt disclosure of any waiver of the code for executive officers or directors made by our board. A copy of the Code of Business Conduct and Ethics is available in print without charge to any person who sends a request to the office of the Secretary of Regal Cinemas Corporation at 7132 Regal Lane, Knoxville, Tennessee 37918.

Item 11. EXECUTIVE COMPENSATION

        The following table provides information regarding the annual, long-term and other compensation during fiscal 2003, 2002 and 2001 for our Chief Executive Officer and our other most highly compensated executive officers who were serving as executive officers at the end of our fiscal year 2003 and whose salary and bonus exceeded $100,000 during that year. These individuals are referred to as our Named Executive Officers. The compensation reported for the Named Executive Officers for fiscal 2003 is the compensation that they received in their capacities as executive officers of REG, our parent. The Named Executive Officers did not receive any additional compensation from us or any other REG subsidiary during the year.

Summary Compensation Table

Long-Term Compensation
Awards
Annual Compensation
Name and Principal Position	Fiscal Year			Securities Underlying Options (#)(3)
		Salary ($)	Bonus ($)(1)(2)
Michael L. Campbell Chief Executive Officer	2003 2002 2001	$589,100 589,100 590,432	$650,000 883,650 1,300,573	— 2,432,013 —
Kurt C. Hall Chief Executive Officer and President of RCM	2003 2002 2001	589,100 589,100 —	650,000 839,100 —	— 791,056 —
Gregory W. Dunn President and Chief Operating Officer	2003 2002 2001	377,169 377,169 378,022	282,877 377,169 647,291	— 752,766 —
Amy E. Miles Executive Vice President, Chief Financial Officer and Treasurer	2003 2002 2001	325,000 325,000 311,538	275,000 325,000 532,875	— 752,766 —
Peter B. Brandow Executive Vice President, General Counsel and Secretary	2003 2002 2001	305,000 305,000 278,077	228,750 305,000 518,750	— 579,050 —

(1)
The 2003, 2002 and 2001 bonus amounts reflect cash bonuses earned in 2003, 2002 and 2001, respectively. We did not grant options to our Named Executive Officers during 2003 or 2001.

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

(3)
The 2002 stock option grants shown in the table are stock option grants from REG that were granted in exchange for the post-bankruptcy grants of ours as adjusted for the extraordinary dividend transaction described in Note 10 to the accompanying consolidated financial statements. See Note 10 for additional detail regarding the REG stock option grants to our executive officers and REG's proxy statement for its 2004 annual stockholders meeting when it becomes available.

Option Grants in Last Fiscal Year

        There were no stock option grants to our Named Executive Officers during fiscal 2003.

Aggregated Option Exercises In Last Fiscal Year and FY-End Option Values

        Our Named Executive Officers did not exercise any stock options to purchase shares of our common stock during the fiscal year ended January 1, 2004 and, because all of our post-bankruptcy grants were exchanged for option grants from REG in the exchange transaction, none of our securities were underlying unexercised stock options at fiscal year end. Accordingly, the aggregated option exercise table has been omitted. For information regarding the REG options exercises of our Named

Executive Officers during the fiscal year, please refer to REG's proxy statement for its 2004 annual stockholders meeting when it becomes available.

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

        REG entered into employment agreements with Messrs. Campbell and Hall on May 3, 2002, pursuant to which Mr. Campbell will serve as our Chief Executive Officer and as Co-Chief Executive Officer of REG, and Mr. Hall will serve as Co-Chief Executive Officer of REG and as President and Chief Executive Officer of RCM. The term of the agreements is three years and provides for a base annual salary of $589,100 for each of Mr. Campbell and Mr. Hall, subject to subsequent annual adjustment. Each executive officer is also eligible to receive a cash bonus each year based on performance and attainment of earnings objectives set by REG's board of directors. Each executive officer's target bonus shall be at least 100% of his base annual salary and each executive officer's stretch bonus shall be at least 150% of his base annual salary.

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

        REG entered into employment agreements with Ms. Miles and Mr. Dunn on May 3, 2002, pursuant to which Ms. Miles will serve as our Chief Financial Officer and as Chief Financial Officer of REG, and Mr. Dunn will serve as our President and Chief Operating Officer and as REG's Chief Operating Officer. The term of the agreements is three years and the agreements provide for base annual salaries of $377,169 for Mr. Dunn and $325,000 for Ms. Miles, subject to subsequent annual adjustment. Each executive officer is also eligible to receive a cash bonus each year based on performance and attainment of earnings objectives set by REG's board of directors. Each executive officer's target bonus shall be at least 75% of his or her base annual salary and each executive officer's stretch bonus shall be at least 100% of his or her base annual salary.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

        We are a wholly owned subsidiary of REH, which is a wholly owned subsidiary of REG. Anschutz Company, which beneficially owned as of March 10, 2003 approximately 58.1% of REG's Class A common stock, approximately 82.6% of REG's Class B common stock and approximately 78.0% of the voting power of REG's outstanding voting capital stock, may be deemed to beneficially own our shares held directly by REH. And, Philip F. Anschutz, as the sole owner of Anschutz Company, may be deemed to beneficially own our shares beneficially owned by Anschutz Company. The address of the Anschultz Company is 555 17th Street, Suite 2400, Denver, Colorado 80207.

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

Indemnification Agreements

        RCI has entered into indemnification agreements with each of Michael L. Campbell, Peter B. Brandow, Gregory W. Dunn and Amy E. Miles. The indemnification agreements provide that RCI will indemnify each of those individuals against claims arising out of events or occurrences related to that individual's service as an agent of RCI, except among other restrictions to the extent such claims arise from conduct that was knowingly fraudulent, a knowing violation of law or of any policy of RCI, deliberately dishonest or in bad faith or constituted willful misconduct.

Management Agreements

        RCI manages the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement. During the fifty-three weeks ended January 1, 2004 and the forty-eight weeks ended December 26, 2002, RCI recorded management fee revenues of approximately $10.7 million and $12.4 million respectively, related to this arrangement. Such fees have been recorded in the accompanying consolidated statements of operations as a component of "Other Operating Revenues."

Acquisitions

        We became a wholly owned subsidiary of REG on April 12, 2002 in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary REH, also acquired Edwards and RCM. REG is controlled by Anschutz, which controlled each of us, Edwards and RCM prior to REG's acquisition of us and them in the exchange transaction. Following the exchange transaction, RCI acquired all of the outstanding capital stock of Edwards, RCM, Hoyts and UATG from REH or REG in a series of transactions described in Note 4 to the accompanying consolidated financial statements.

Other Transactions

        During the fifty-three weeks ended January 1, 2004, RCM incurred approximately $2.7 million of expenses payable to an Anschutz affiliate for telecommunication services. Additionally, RCM has recorded revenue of $0.7 million from certain affiliates of Anschutz and Oaktree's Principal Activities Group related to marketing and business meeting services provided by RCM to these affiliates. During the year ended December 26, 2002, RCM incurred approximately $1.3 million of expenses payable to certain Anschutz affiliates for reimbursement of travel, marketing and telecommunication expenses

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Independent Auditors

        KPMG, LLP served as our independent auditors for the fiscal years ended December 26, 2002 and January 1, 2004. For such fiscal years we paid fees for services from KPMG as discussed below.

  •
  Audit Fees.    The aggregate fees billed for professional services rendered by KPMG for the audit of our annual financial statements included in our Form 10-K, the review of the financial statements included in our Forms 10-Q and services provided in connection with regulatory filings were approximately $733,500 for the fiscal year ended December 26, 2002 and $392,200 for the fiscal year ended January 1, 2004.

  •
  Audit-Related Fees.    The aggregate fees billed for professional services rendered by KPMG for assurances and related services that are reasonably related to the performance of the audit or review of our financial statements were approximately $0 for the fiscal year ended December 26, 2002 and $187,000 for the fiscal year ended January 1, 2004. For the fiscal year ended January 1, 2004, such fees were primarily related to due diligence services.

  •
  Tax Fees.    The aggregate fees billed for professional services rendered by KPMG related to federal and state tax compliance, tax advice and tax planning were approximately $255,000 for the fiscal year ended December 26, 2002 and $103,300 for the fiscal year ended January 1, 2004. All of these services are permitted non-audit services.

  •
  All Other Fees.    No aggregate fees were billed for all other services rendered by KPMG for the fiscal years ended December 26, 2002 and January 1, 2004.

Board of Directors Pre-Approval Policy

        Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services. Our Chief Financial Officer is responsible for presenting the board with an overview of all proposed audit, audit-related, tax or other non-audit services to be performed by the independent auditors. The presentation must be in sufficient detail to define clearly the services to be performed. The board does not delegate its responsibilities to pre-approve services performed by the independent auditor to management or to an individual member of the board.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this report on Form 10-K:

(1)
Consolidated financial statements of Regal Cinemas Corporation:

        Independent Auditors' Reports regarding Regal Cinemas' consolidated financial statements

        Regal Cinemas' Consolidated Balance Sheets as of January 1, 2004 and December 26, 2002

        Regal Cinemas' Consolidated Statements of Operations for the fifty-three weeks ended January 1, 2004 and the forty-eight weeks ended December 26, 2002 (Reorganized Company) and the four weeks ended January 24, 2002 and the year ended December 27, 2001 (Predecessor Company)

        Regal Cinemas' Consolidated Statements of Stockholders' Equity for the years ended January 1, 2004 and December 26, 2002 (Reorganized Company) and the year ended December 27, 2001 (Predecessor Company)

        Regal Cinemas' Consolidated Statements of Cash Flows for the fifty-three weeks ended January 1, 2004 and the forty-eight weeks ended December 26, 2002 (Reorganized Company), and the four weeks ended January 24, 2002 and the year ended December 27, 2001 (Predecessor Company)

        Notes to Regal Cinemas' Consolidated Financial Statements

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
2.2
Regal Cinemas, Inc. Disclosure Statement dated September 6, 2001 (filed as exhibit 2.3 to Regal Cinemas, Inc.'s Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-52943), and incorporated herein by reference)
2.3
Edwards Theatres Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.4
Edwards Theatres Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of the Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.5
Exchange Agreement, dated as of March 11, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1
Amended and Restated Certificate of Incorporation of Regal Cinemas Corporation (filed as exhibit 3.1 to Regal Cinemas Corporation's Registration Statement on Form S-4 (Commission File No. 333-87930) on May 9, 2002, and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Regal Cinemas Corporation (filed as exhibit 3.1 to Regal Cinemas Corporation's Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 333-87930), and incorporated herein by reference)
4.1
Indenture dated as of January 29, 2002 among Regal Cinemas Corporation, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to the 9 3/8% Senior Subordinated Notes due 2012 (filed as exhibit 4.6 to Regal Entertainment Group's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
4.1.1
First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.1.2
Second Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, Edwards Theatres, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)

4.1.3
Third Supplemental Indenture, dated as of November 28, 2002, by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary, and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Regal Entertainment Group's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
4.1.4
Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc. and U.S. Bank National Association (filed as exhibit 4.1 to Regal Entertainment Group's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003, and incorporated herein by reference)
4.1.5
Fifth Supplemental Indenture, dated as of June 6, 2003, among CineMedia Software, Inc., a Delaware corporation, UATG, Regal Cinemas Corporation and U.S. Bank National Association, as trustee under the Indenture referred to therein (filed as exhibit 4.3 to Regal Entertainment Group's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended June 26, 2003, and incorporated herein by reference)
4.2
Form of Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 (filed as Exhibit A to exhibit 4.6 to Regal Entertainment Group's registration statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002, and incorporated herein by reference)
4.3
Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated January 29, 2002 (filed as exhibit 4.8 to Regal Entertainment Group's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
4.4
Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated April 17, 2002 (filed as exhibit 4.10 to Amendment No. 1 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.5
Third Amended and Restated Credit Agreement, dated as of August 27, 2003, among Regal Cinemas Corporation, RCI, the several lenders from time to time parties thereto, and Lehman Commercial Paper Inc., as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Syndication Agent, Sole Advisor, Sole Lead Arranger and Sole Book Manager (filed as exhibit 4.1 to Regal Entertainment Group's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended September 25, 2003, and incorporated herein by reference)
10.1*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.2*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.3*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.4*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Kurt C. Hall (filed as exhibit 10.5 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
21.1	List of Subsidiaries
31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

*
Identifies each management contract or compensatory plan or arrangement

(b)
Current Reports on Form 8-K during the fourth quarter of fiscal 2003:

•
Current report on Form 8-K furnished under Items 9 (Regulation FD Disclosure) and 12 (results of Operations and Financial Condition) on November 20, 2003

(c)
The exhibits required to be filed herewith are listed above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL CINEMAS CORPORATION
March 31, 2004	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2004
/s/ KURT C. HALL Kurt C. Hall	Director	March 31, 2004
/s/ AMY E. MILES Amy E. Miles	Director, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2004

Exhibit Index

Exhibit Number	Description
2.1
Regal Cinemas, Inc. Amended Joint Plan of Reorganization dated December 5, 2001 (filed as exhibit 2.1 to Regal Entertainment Group's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.2
Regal Cinemas, Inc. Disclosure Statement dated September 6, 2001 (filed as exhibit 2.3 to Regal Cinemas, Inc.'s Form 10-Q for the fiscal quarter ended September 27, 2001 (Commission File No. 333-52943), and incorporated herein by reference)
2.3
Edwards Theatres Second Amended Plan of Reorganization dated July 23, 2001 (filed as exhibit 2.5 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.4
Edwards Theatres Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization (filed as exhibit 2.6 to the Registration Statement of the Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
2.5
Exchange Agreement, dated as of March 11, 2002, by and among Regal Entertainment Group and certain stockholders of Regal Cinemas Corporation, United Artists Theatre Company, Edwards Theatres, Inc. and Regal CineMedia Corporation (filed as exhibit 2.7 to the Registration Statement of Registrant on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
3.1
Amended and Restated Certificate of Incorporation of Regal Cinemas Corporation (filed as exhibit 3.1 to Regal Cinemas Corporation's Registration Statement on Form S-4 (Commission File No. 333-87930) on May 9, 2002, and incorporated herein by reference)
3.2
Amended and Restated Bylaws of Regal Cinemas Corporation (filed as exhibit 3.1 to Regal Cinemas Corporation's Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 333-87930), and incorporated herein by reference)
4.1
Indenture dated as of January 29, 2002 among Regal Cinemas Corporation, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to the 9 3/8% Senior Subordinated Notes due 2012 (filed as exhibit 4.6 to Regal Entertainment Group's Registration Statement on Form S-1 (Commission File No. 333-84096) on March 11, 2002, and incorporated herein by reference)
4.1.1
First Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, the Guarantors Party thereto and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Amendment No. 1 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.1.2
Second Supplemental Indenture, dated as of April 17, 2002, by and among Regal Cinemas Corporation, as Issuer, Edwards Theatres, Inc., Florence Theatre Corporation, Morgan Edwards Theatre Corporation, United Cinema Corporation, as Guaranteeing Subsidiaries and U.S. Bank National Association, as Trustee (filed as exhibit 4.8 to Amendment No. 1 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)

4.1.3
Third Supplemental Indenture, dated as of November 28, 2002, by and among Regal Cinemas Corporation, as Issuer, Regal CineMedia Corporation, as Guaranteeing Subsidiary, and U.S. Bank National Association, as Trustee (filed as exhibit 4.7 to Regal Entertainment Group's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
4.1.4
Fourth Supplemental Indenture, dated as of March 27, 2003, among Regal Cinemas Corporation, Interstate Theatres Corporation, Frederick Plaza Cinema, Inc. and U.S. Bank National Association (filed as exhibit 4.1 to Regal Entertainment Group's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended March 27, 2003, and incorporated herein by reference)
4.1.5
Fifth Supplemental Indenture, dated as of June 6, 2003, among CineMedia Software, Inc., a Delaware corporation, UATG, Regal Cinemas Corporation and U.S. Bank National Association, as trustee under the Indenture referred to therein (filed as exhibit 4.3 to Regal Entertainment Group's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended June 26, 2003, and incorporated herein by reference)
4.2
Form of Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 (filed as Exhibit A to exhibit 4.6 to Regal Entertainment Group's registration statement on Form S-1 (Commission File No. 333-84096) filed March 11, 2002, and incorporated herein by reference)
4.3
Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated January 29, 2002 (filed as exhibit 4.8 to Regal Entertainment Group's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
4.4
Regal Cinemas Corporation 9 3/8% Senior Subordinated Notes due 2012 Registration Rights Agreement, dated April 17, 2002 (filed as exhibit 4.10 to Amendment No. 1 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on April 19, 2002, and incorporated herein by reference)
4.5
Third Amended and Restated Credit Agreement, dated as of August 27, 2003, among Regal Cinemas Corporation, RCI, the several lenders from time to time parties thereto, and Lehman Commercial Paper Inc., as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Syndication Agent, Sole Advisor, Sole Lead Arranger and Sole Book Manager (filed as exhibit 4.1 to Regal Entertainment Group's Form 10-Q (Commission File No. 001-31315) filed for the fiscal quarter ended September 25, 2003, and incorporated herein by reference)
10.1*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.2*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.3*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.4*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Kurt C. Hall (filed as exhibit 10.5 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
21.1	List of Subsidiaries
31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

*
Identifies each management contract or compensatory plan or arrangement